Form 10QSB
period 2002-03-31
CAROLINA NATIONAL CORP
filed 2002-05-15
CIK 1157648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002          Commission File No. 333-76512


                         CAROLINA NATIONAL CORPORATION
--------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

              South Carolina                                57-1101005
-------------------------------------------     --------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

                                1350 MAIN STREET
                         COLUMBIA, SOUTH CAROLINA 29201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (803) 779-0411
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ] (Issuer has not been subject to filing requirements for past 90 days)

         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,   as  of  the  latest   practicable   date:   Common  Stock:
95,780 Shares held by organizers Outstanding on April 30, 2002.

Transitional Small Business Format (Check one):  Yes   [  ]  No   [X]

                          CAROLINA NATIONAL CORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet................................................     3
             Statements of Operations.....................................     4
             Statements of Cash Flows.....................................     5
             Notes to Unaudited Financial Statements......................     6

Item 2.      Management's Discussion and Analysis or Plan of Operation....  7-13

PART II -    OTHER INFORMATION

Item 2.      Changes in Securities........................................    13

Item 6.      Exhibits and Reports on Form 8-K.............................    13

SIGNATURES   .............................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS

ASSETS
   Cash and cash equivalents .............................................................................                $  17,257
   Prepaid expenses ......................................................................................                   15,545
   Miscellaneous accounts receivable .....................................................................                   12,441
   Office equipment ......................................................................................                    9,741
   Deferred stock offering costs .........................................................................                   50,943
                                                                                                                          ---------
       Total assets ......................................................................................                $ 105,927
                                                                                                                          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accrued expenses ......................................................................................                $  53,004
                                                                                                                          ---------
       Total liabilities .................................................................................                   53,004

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized, none issued ............................................                        -
   Common stock, no par value, 20,000,000 shares
     authorized, 96,000 shares issued, 95,780 shares outstanding .........................................                  960,000
   Unearned stock compensation ...........................................................................                   (2,200)
   Deficit accumulated during the development stage ......................................................                 (904,877)
                                                                                                                          ---------
     Total stockholders' equity ..........................................................................                   52,923
                                                                                                                          ---------
       Total liabilities and stockholders' equity ........................................................                $ 105,927
                                                                                                                          =========

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                 For the period from
                                                                                        For the three            February 14, 2000
                                                                                         months ended            (inception) through
                                                                                        March 31, 2002             March 31, 2002
                                                                                        --------------             --------------

EXPENSES
  Consulting fees ............................................................                $         -                   $ 92,129
  Salaries and benefits ......................................................                     71,172                    373,749
  Severance ..................................................................                          -                    145,000
  Relocation .................................................................                          -                     50,000
  Other professional fees ....................................................                     12,975                     37,975
  Occupancy ..................................................................                     23,902                     76,573
  Advertising and promotion ..................................................                          -                     17,185
  Legal fees .................................................................                      6,465                     54,880
  Bank charges ...............................................................                         75                     10,305
  Insurance ..................................................................                      3,715                     10,287
  Other ......................................................................                     18,158                     36,794
                                                                                                 --------                   --------

    Total expenses and loss
      from pre-operating activities ..........................................                   $136,462                   $904,877
                                                                                                 ========                   ========

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                                 For the period from
                                                                                        For the three              February 14, 2000
                                                                                           Months ended          (inception) through
                                                                                          March 31,2002             March 31, 2002
                                                                                          -------------             --------------
NET CASH USED FOR PRE-
OPERATING ACTIVITIES
Net loss .....................................................................               $  (136,462)               $  (904,877)
Services rendered for common stock ...........................................                         -                     15,000
Deferred stock offering costs ................................................                   (27,500)                   (50,943)
Prepaid expenses .............................................................                    (2,598)                   (15,545)
Miscellaneous accounts receivable ............................................                       566                    (12,441)
Accrued salaries .............................................................                   (11,795)                         -
Accrued expenses .............................................................                    (3,200)                    50,804
                                                                                             -----------                -----------
   Net cash used for pre-operating activities ................................                  (180,989)                  (918,002)
                                                                                             -----------                -----------


INVESTING ACTIVITIES
Purchase of office equipment .................................................                    (5,181)                    (9,741)
                                                                                             -----------                -----------

FINANCING ACTIVITIES
Proceeds from sale of stock ..................................................                   100,000                  1,045,000
 Redemption of stock ..........................................................                        -                   (100,000)
                                                                                             -----------                -----------
   Net cash provided by financing activities .................................                   100,000                    945,000
                                                                                             ===========                ===========

      Net increase (decrease) in cash ........................................                   (86,170)                    17,257

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD ..........................................................                   103,427                          -
                                                                                             -----------                -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD ................................................................               $    17,257                $    17,257
                                                                                             ===========                ===========

                          CAROLINA NATIONAL CORPORATION
                       (A DEVELOPMENTAL STAGE ENTERPRISE)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the registration statement filed under the Securities Act of 1933 and declared effective by the Securities and Exchange Commission on March 11, 2002 and is incorporated herein by reference.

Basis of Presentation

       The accompanying unaudited financial statements at March 31, 2002 and for the three-month period ending March 31, 2002 for the period from inception (February 14,2000) through March 31, 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended March 31, 2002 or for the period from inception through March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

Item 2. - Management's Discussion and Analysis


         This discussion is intended to assist in understanding the financial condition and results of operations of Carolina National Corporation. The information should be reviewed in conjunction with the financial statements and the related notes contained elsewhere in this report.

         Carolina National Corporation is currently in the process of making an initial public offering of its common stock pursuant to a registration statement filed under the Securities Act of 1933 and declared effective by the Securities and Exchange Commission on March 11, 2002. Carolina National Corporation has not yet issued any shares and proceeds of all subscriptions are being held in escrow as described in the Prospectus dated March 11, 2002, which Prospectus is a part of the Registration Statement.

         If Carolina National Corporation receives all regulatory approvals to organize Carolina National Bank & Trust Company and raises proceeds of at least $8,665,000 in its public offering, Carolina National Corporation intends to use the proceeds of the offering and proceeds of prior stock sales to directors to capitalize Carolina National Bank & Trust Company and to pay its organizational and pre-opening expenses.

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through our use of words such as "may," "will," "expect," "anticipate," "believe," "intend, " "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These  forward-looking  statements  are based on current  expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with no operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

         o        our growth and our ability to maintain growth;

         o        governmental   monetary  and  fiscal  policies,   as  well  as
                  legislative and regulatory changes;

         o        the  effect  of  interest   rate  changes  on  our  level  and
                  composition of deposits, loan demand and the value of our loan collateral and securities;

         o the effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

         o failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans; and

         o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

               PLAN OF OPERATION OF CAROLINA NATIONAL CORPORATION
           AND ORGANIZATION OF CAROLINA NATIONAL BANK & TRUST COMPANY

Organization and Plan of Operation of Carolina National Corporation

         Carolina National Corporation was incorporated under the laws of South Carolina in May, 2000. Carolina National Corporation was organized for the purpose of becoming the holding company for Carolina National Bank & Trust Company, a proposed national bank. Before Carolina National Corporation can acquire Carolina National Bank & Trust Company, however, it must obtain the approval of the Federal Reserve. An application for approval of the Federal Reserve has been filed.

         For the foreseeable future, Carolina National Corporation expects that its primary business activity will be ownership and operation of Carolina National Bank & Trust Company. At some point in the future, if the directors of Carolina National Corporation determine that it is appropriate to do so and any necessary regulatory approvals can be obtained, Carolina National Corporation may engage in other activities permitted for bank holding companies and may organize or acquire additional banks, though there can be no assurances that it will do so.

Organization of Carolina National Bank & Trust Company

         On December 3, 2001, the Organizers of Carolina National Bank & Trust Company (the "Organizers") filed an application to obtain a national bank charter with the Comptroller of the Currency. The Comptroller of the Currency granted preliminary approval to the application on March 28, 2002. Carolina National Bank & Trust Company will not be permitted to receive deposits, make loans, or otherwise engage in banking activities unless and until it receives a certificate from Comptroller of the Currency to the effect that it has complied with all provisions of law required to entitle it to commence banking operations, including securing insurance of its deposits from the FDIC. Prior to receiving such a certificate, Carolina National Bank & Trust Company must establish capital in the amount of $9,000,000, and must satisfy any administrative conditions imposed by the Comptroller of the Currency. The Comptroller of the Currency has the authority to alter, suspend, or rescind the approval of Carolina National Bank & Trust Company's application at any time if the Comptroller of the Currency deems any development warrants such action.

         The Organizers have also submitted an application to the FDIC for the insurance of Carolina National Bank & Trust Company's deposit accounts. In evaluating applications for insurance, the FDIC considers several factors, including the adequacy of the applicant's capital structure, the general character of its management, its future earnings prospects, the risk to federal insurance funds, and the convenience and needs of the community to be served by the proposed bank. In addition, prior to approving an application, the FDIC must be satisfied that, among other things, the projected ratio of equity capital plus reserves to assets is at least 8% at the end of the third year of Carolina National Bank & Trust Company's operations and profitable operations are projected for the third year of operations. The FDIC preliminarily approved the application on April 3, 2002.

         Although the Organizers are taking the actions they believe are necessary to obtain a certificate to operate a banking business from the Comptroller of the Currency and deposit insurance from the FDIC, there can be no assurance that the Comptroller of the Currency will grant a certificate to commence business or that Carolina National Bank & Trust Company will obtain FDIC insurance.

Management Philosophy and Policy

         The Organizers believe that, with the increased demand for banking services arising from steady growth in population, personal income, and employment, the banking market will continue to grow in the Greater Columbia, South Carolina area. It is their opinion that there is a need for an additional locally owned and managed bank to serve the needs of the community, including individuals and small and medium-sized business enterprises. The Organizers intend for Carolina National Bank & Trust Company to concentrate on this hometown market with a professional staff that is sensitive to local needs.

         The Organizers of Carolina National Bank & Trust Company are dedicated to providing personalized banking to the citizens of the Greater Columbia area.

Based on their knowledge of the area as long-time residents and business people, the Organizers believe that a bank owned and managed by people living and working in the local area can best serve the community for the following reasons:

         o Decisions regarding credit and services of a bank can best be made at a local level.

         o Funds made available from local deposits should be re-invested in the depositors' community.

         o Stability and continuity of management within a banking institution without frequent changes are important to its customers.

         The wave of bank mergers and consolidations has resulted in most banks in the Greater Columbia market area being controlled by large out-of-state institutions. A primary objective of the Organizers of Carolina National Bank & Trust Company is to provide citizens of Greater Columbia with more opportunity to have their banking needs met locally. The Organizers are involved extensively in business in the Greater Columbia service area and intend to make meeting the credit needs of this area a first priority. The Organizers believe that a large number of bank customers prefer a local bank, and that this preference should result in the successful and profitable operation of Carolina National Bank & Trust Company, though no assurances can be given that this will be the case.

         Carolina National Bank & Trust Company intends to offer a wide range of banking services including checking and savings accounts; commercial, installment, and personal loans; and other associated services. While trust services will not be offered immediately, the Organizers would expect Carolina National Bank & Trust Company to consider offering such services when a need for offering these services is indicated and when the appropriate staff can be developed and regulatory approvals obtained. The goals of the new Bank will be to provide banking services to satisfy the needs of its customers, while investing its funds in accordance with sound banking practices and earning the maximum profit for shareholders.

         Carolina National Bank & Trust Company intends to provide personalized banking services, with emphasis on knowledge of the individual financial needs and objectives of its customers and an appropriate array of services to meet those needs and objectives, coupled with timely response. The Bank will seek to promote continuous long-term relationships between officers and customers by minimizing transfers of account officers to different customers, departments or locations. The Bank will also seek to limit the number of accounts served by each of its officers to a level that will permit personal attention to each customer and full development of each customer's business relationship with Carolina National Bank & Trust Company. Because the management of the Bank will be located in Columbia, all credit and related decisions will be made locally, which is expected to facilitate prompt response.

         The Organizers anticipate that Carolina National Bank & Trust Company's initial capitalization will enable it to commence operations as a significant competitor. With an initial capitalization of approximately $9,000,000, the Bank will have a legal lending limit of approximately $1,350,000 for loans to a single customer. The Organizers anticipate that the Bank will establish
correspondent   relationships   with  The  Bankers  Bank,  and  other  banks  to
participate loans when loan amounts exceed the Bank's legal lending limits or internal lending policies. The Organizers believe that Carolina National Bank & Trust Company's initial capitalization should support substantial growth in deposits and loans, and will be sufficient to meet its capital requirements for at least its first three years of operations.

           PROPOSED SERVICES OF CAROLINA NATIONAL BANK & TRUST COMPANY

         The proposed services of Carolina National Bank & Trust Company are described below. Although this information is derived from the Bank's business plan and represents the Organizers current plans for operation of the Bank, these plans are subject to change based on various factors, including, among others, changes in local and national economic conditions, changes in competitive conditions, changes in market demands, and actual operating experience of the Bank.

Deposits

         Carolina National Bank & Trust Company intends to offer the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) will be made available. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law. Carolina National Bank & Trust Company intends to solicit these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not plan to aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not intend to accept brokered deposit accounts.

Lending Activities

         Carolina National Bank & Trust Company intends to emphasize a range of lending services, including real estate, commercial and consumer loans.

         To address the risks inherent in making loans, management will maintain an allowance for loan losses based on, among other things, an evaluation of Carolina National Bank & Trust Company's loan loss experience, management's experience at other financial institutions in the market area, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management will make various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for loan losses equal to the estimated losses inherent in the loan portfolio. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses will be subject to regulatory examination and compared to a peer group of financial institutions identified by the regulatory agencies.

Real Estate Loans

         The Organizers expect that one of the primary components of Carolina National Bank & Trust Company's loan portfolio will be loans secured by first or second mortgages on residential and commercial real estate. These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and Carolina National Bank & Trust Company will generally charge an origination fee. Fixed rate residential loans are expected to be sold into the secondary market and not held in the portfolio. The Bank will seek to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Organizers presently anticipate that the loan-to-value ratio for first and second mortgage loans and for construction loans generally will not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property. The Bank may also originate mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of Carolina National Bank & Trust Company's borrowers. The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

         Carolina National Bank & Trust Company will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans
("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

         Carolina National Bank & Trust Company will make loans for commercial purposes in various lines of business. The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. The Organizers anticipate that equipment loans will typically be made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans will vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.

         The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market area. The well-established banks in the Bank's market area will make proportionately more loans to medium- to large-sized businesses than Carolina National Bank & Trust Company. Many of Carolina National Bank & Trust Company's anticipated commercial loans will likely be made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

         Carolina National Bank & Trust Company will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by Carolina National Bank & Trust Company when making a first mortgage loan, as described above, and home equity lines of credit will typically expire 15 years or less after origination, unless renewed or extended.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, Carolina National Bank & Trust Company cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Loan Approval and Review

         Carolina National Bank & Trust Company's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Loan Committee of the Board of Directors. The Loan Committee will set the lending limits for the Bank's loan officers, and any loan in excess of such lending limits must be approved by the Loan Committee. Carolina National Bank & Trust Company will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank

Other Services

         Carolina National Bank & Trust Company plans to participate in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank plans to offer both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses.

         Carolina National Bank & Trust Company will provide safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, banking by mail, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future.

Asset and Liability Management

         The primary earning assets of Carolina National Bank & Trust Company will consist of the loan portfolio and investment account. Efforts will be made generally to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching will not be possible. The majority of Carolina National Bank & Trust Company's securities investments will be in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

         Long-term loans will be priced primarily to be interest-rate sensitive. Long-term fixed rate loans are not expected to be held in the portfolio, but, rather, are expected to be sold in the secondary market.

         Deposit accounts will represent the majority of the liabilities of Carolina National Bank & Trust Company. These will include transaction accounts, time deposits and certificates of deposit. The maturities of the majority of interest-sensitive accounts are expected to be 12 months or less.

Premises

         The main offices of Carolina National Bank & Trust Company and Carolina National Corporation will be located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank, and the Organizers, therefore, believe it is well-suited for its purpose. The Bank also plans to open a branch office at 4840 Forest Drive in a building which comprises approximately 2,600 square feet, and which was previously used as a bank branch. This branch facility has ample parking and four drive-through teller stations. Both properties have been leased pursuant to long term leases.

Employees

         Carolina National Corporation has hired Roger B. Whaley as President and Chief Executive Officer of the Company and the Bank, and has hired John W. Hobbs as Chief Operating Officer and Chief Financial Officer of the Company and the Bank. Other employees will be hired in phases beginning prior to the opening of Carolina National Bank & Trust Company. It is anticipated that the Bank will make available to its employees competitive benefits, which should enable the Bank to attract and retain quality employees.

Pre-Opening Activities

         The Organizers will monitor and supervise the acquisitions of Carolina National Bank & Trust Company's facilities, hiring and training its staff, arrangements to purchase or lease and install equipment necessary for the transaction of business, establishment of correspondent banking relationships, and make other arrangements for necessary services.

Lack of Profitability in the Early Period of Operation

         It has been the experience in the banking industry for new banks to operate at a loss in the first several years of operation. Every reasonable effort will be made to reach a level of profitability as quickly as possible, but there can be no assurances that Carolina National Bank & Trust Company will be profitable during its first 3 years of operation or at any time thereafter.

         The Organizers of Carolina National Bank & Trust Company, who are mostly local residents of the Bank's market area, believe that the existing and future bank market in the Greater Columbia area presents an excellent opportunity for a new locally owned bank. Their belief is based upon their review of the economic outlook for the area and the size, nature, and growth potential of the existing market for banking services and the experience of Mr. Whaley, the Chief Executive Officer, in the banking industry.

Item 2.  Changes in Securities

         (d) A Registration Statement on Form SB-2 relating to the sale of up to 1,166,500 shares of Carolina National Corporation common stock (Commission File No. 333-76512) was declared effective on March 11, 2002. The offering price is $10.00 per share, or a maximum aggregate amount of $11,665,000. The offering is ongoing and all subscription proceeds are being held in escrow pending receipt of subscriptions for a minimum of 866,500 shares. No underwriters or selling agents are being used in the offering. As of May 14, 2002 reservations and subscriptions for 839,022 shares, or $8,390,220, had been received. Because all subscription funds are held in escrow, no proceeds of the offering have been used.

         As of March 31, 2002, total offering expenses reasonably estimated at $50,943 had been incurred.


                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits.  None

(b)      Reports on Form 8-K. None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CAROLINA NATIONAL CORPORATION


May 14, 2002                            /s/  Roger B. Whaley
                                        ----------------------------------------
                                        Roger B. Whaley, President and Chief
                                        Executive Officer


May 14, 2002                            /s/ John W. Hobbs
                                        ----------------------------------------
                                        John W. Hobbs, Chief Operating Officer
                                        and Chief Financial Officer