Form 10QSB
period 2002-06-30
CAROLINA NATIONAL CORP
filed 2002-08-13
CIK 1157648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002           Commission File No. 333-76512


                          CAROLINA NATIONAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              South Carolina                                      57-1101005
-------------------------------------------                   ------------------
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                         Identification No.)

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

         Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 1,294,021 shares outstanding at July 15, 2002.

Transitional Small Business Format (Check one):  Yes  [ ]  No  [X]

                          CAROLINA NATIONAL CORPORATION

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -          FINANCIAL INFORMATION

Item 1. Financial Statements

            Balance Sheet......................................................3
            Statements of Operations...........................................4
            Statements of Cash Flows...........................................5
            Notes to Unaudited Financial Statements............................6

Item 2.     Management's Discussion and Analysis or Plan of Operation..........7

PART II -OTHER INFORMATION

Item 2.     Changes in Securities.............................................15

Item 6.     Exhibits and Reports on Form 8-K..................................16

SIGNATURES  ..................................................................17

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                                           ASSETS

ASSETS
   Cash and cash equivalents ...............................................................................            $    73,733
   Prepaid expenses ........................................................................................                 39,896
   Miscellaneous accounts receivable .......................................................................                 12,441
   Office equipment ........................................................................................                 48,648
   Deferred stock offering costs ...........................................................................                256,262
                                                                                                                        -----------
     Total assets ..........................................................................................            $   430,980
                                                                                                                        ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accrued expenses ........................................................................................            $   157,804
   Line of credit ..........................................................................................                 50,000
                                                                                                                        -----------
       Total liabilities ...................................................................................                207,804

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized, none issued ..............................................                      -
   Common stock, no par value, 20,000,000 shares
     authorized, 135,000 shares issued and outstanding .....................................................              1,350,000
   Deficit accumulated during the development stage ........................................................             (1,126,824)
                                                                                                                        -----------
       Total stockholders' equity ..........................................................................                223,176
                                                                                                                        -----------
       Total liabilities and stockholders' equity ..........................................................            $   430,980
                                                                                                                        ===========

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                                 For the period from
                                             For the three     For the three      For the six      For the six    February 14, 2000
                                              months ended      months ended     months ended      months ended         through
                                             June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001    June 30, 2002
                                             -------------     -------------     -------------    -------------   ------------------

INCOME
   Interest on escrow ...................     $   16,365                           $   16,365                          $   16,365

EXPENSES
  Consulting fees .......................              -         $        -                 -        $        -            92,129
  Salaries and benefits .................        137,834             42,343           209,006            86,485           511,583
  Severance .............................              -                  -                 -                 -           145,000
  Relocation ............................              -                  -                 -                 -            50,000
  Other professional fees ...............          1,000                306            13,975             9,306            38,975
  Occupancy .............................         39,743              6,555            63,645             9,383           116,316
  Advertising and promotion .............              -             15,439                 -            15,439            17,185
  Legal fees ............................         31,500                  -            37,965                 -            86,380
  Bank charges ..........................             97                564               172               860            10,402
  Insurance .............................           (486)                 -             3,229                 -             9,801
  Other .................................         28,624              3,401            46,782             4,025            65,418
                                              ----------         ----------        ----------        ----------        ----------
    Total expenses ......................        238,312             68,608           374,774           125,498         1,143,189
                                              ----------         ----------        ----------        ----------        ----------

Loss from pre-opening
  activities ............................     $  221,947         $   68,608        $  358,409        $  125,498        $1,126,824
                                              ==========         ==========        ==========        ==========        ==========

                          CAROLINA NATIONAL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                                For the period from
                                                                          For the six         For the six       February 14, 2000
                                                                          Months ended       Months ended      (inception) through
                                                                          June 30,2002       June 30, 2001        June 30, 2002
                                                                          ------------       -------------        -------------
NET CASH USED FOR PRE-
     OPERATING ACTIVITIES
     Net loss .......................................................    $  (358,409)         $  (125,498)         $(1,126,824)
     Services rendered for common stock .............................              -               15,000               15,000
     Deferred stock offering costs ..................................       (232,819)                   -             (256,262)
     Prepaid expenses ...............................................        (26,949)                   -              (39,896)
     Miscellaneous accounts receivable ..............................            566                    -              (12,441)
     Accrued salaries and expenses ..................................         92,005              (31,895)             157,804
                                                                         -----------          -----------          -----------
         Net cash used for pre-operating activities .................       (525,606)            (142,393)          (1,262,619)
                                                                         -----------          -----------          -----------



INVESTING ACTIVITIES
     Purchase of office equipment ...................................        (44,088)                   -              (48,648)
                                                                         -----------          -----------          -----------

FINANCING ACTIVITIES
     Proceeds from sale of stock ....................................        490,000              250,000            1,435,000
     Redemption of stock ............................................              -                    -             (100,000)
     Proceeds from line of credit ...................................         50,000                    -               50,000
                                                                         -----------          -----------          -----------

         Net cash provided by financing activities ..................        540,000              250,000            1,385,000
                                                                         ===========          ===========          ===========

             Net increase (decrease) in cash ........................        (29,694)             107,607               73,733

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD ............................................        103,427               20,568                    -
                                                                         -----------          -----------          -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD ..................................................    $    73,733          $   128,175          $    73,733
                                                                         ===========          ===========          ===========

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

Basis of Presentation

       The accompanying unaudited financial statements at June 30, 2002 and for the three-month and six-month periods ending June 30, 2002 and for the period from inception (February 14, 2000) through June 30, 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended June 30, 2002 or for the period from inception through June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

NOTE 1

       The Company completed its public stock offering on July 12, 2002 and sold 1,159,021 shares at $10 per share in the stock offering. The Company received the proceeds of $11,333,948 net of offering costs of $256,262. Additionally, the organizers and directors of the Company have purchased 135,000 shares of common stock at $10 per share, with a capital of investment of $1,350,000 (1,500 shares were issued for services valued at $15,000). The Company capitalized the Bank with $9,000,000.

       Upon receiving approval from the Office of Comptroller Currency and the Federal Deposit Insurance Corporation, the Bank opened for business on July 15, 2002.

       The Company intends to sell an additional 150,000 shares at $10 per share in a public offering and has filed a registration statement on Form SB-2 with the Securities and Exchange Commission in connection with the offering. The offering is anticipated to be completed by September 30, 2002 and the Company plans to use the proceeds for general corporate purposes.

NOTE 2

       The Company established a $500,000 line of credit with a bank. This line is uncollateralized and guaranteed by the directors, jointly and severally. The line bears interest at prime rate. As of June 30, 2002, and December 31, 2001, the Company had $50,000 and $0 outstanding borrowings on this line of credit. Subsequent to June 30, 2002, the Company paid off this line of credit.

NOTE 3

       The Company entered into a long term contract with a data processor which requires an initial investment of approximately $265,000 and monthly fees based on volume with a minimum charge of $1,950.

       Item 2. - Management's Discussion and Analysis or Plan of Operations


       This discussion is intended to assist in understanding the financial condition and results of operations of Carolina National Corporation. The information should be reviewed in conjunction with the financial statements and the related notes contained elsewhere in this report.

       Carolina National Corporation has recently completed the initial public offering of its common stock in which it sold a total of 1,159,021 shares at $10.00 per share. Prior to the initial public offering, Carolina National Corporation sold a total of 135,000 shares at $10.00 per share to its directors and an organizer of Carolina National Bank & Trust Company. Proceeds of the two offerings were used to pay organizational costs and provide the initial capital for Carolina National Bank & Trust Company. Carolina National Bank & Trust Company opened for business and was acquired by Carolina National Corporation on July 15, 2002.

       Carolina National Corporation's initial public offering was oversubscribed. On July 30, 2002, Carolina National Corporation filed a
Registration Statement on Form SB-2 relating to a proposed offering of an additional 150,000 shares of common stock at $10.00 per share with the intention of providing persons who were turned down in the first offering and others another opportunity to purchase Carolina National Corporation common stock.

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

               PLAN OF OPERATION OF CAROLINA NATIONAL CORPORATION
           AND ORGANIZATION OF CAROLINA NATIONAL BANK & TRUST COMPANY

Organization and Plan of Operation of Carolina National Corporation

       Carolina National Corporation was incorporated under the laws of South Carolina in May, 2000. Carolina National Corporation was organized for the purpose of becoming the holding company for Carolina National Bank & Trust Company. Carolina National Corporation acquired Carolina National Bank & Trust Company on July 12, 2002.

       At the time of its incorporation, Carolina National Corporation had only a few organizers whose immediate goal was to assemble a group of organizers and directors that would be recognized as a strong board of successful people with strong ties to the community and to find the right locations for the Bank's offices in order to file an application for a national bank charter. A chief executive officer was employed at the outset and given primary responsibility for finding appropriate locations for the Bank's main office and branch as well as helping assemble the board of directors. Locating and negotiating leases of the right locations for the Bank's offices proved to be a lengthy process. Similarly, it took a considerable amount of time to assemble the desired board of directors because several of the desired directors had prior commitments that had to be reconciled before they could commit to join Carolina National Corporation.

       As a result of the time expended in choosing its locations and directors, Carolina National Corporation took a somewhat longer period of time in the phase between its inception and filing of its national bank charter application and incurred higher organizational expenses than is typical to new bank and holding company organization in South Carolina. Higher organizational expenses resulted primarily from having a highly compensated chief executive officer employed from the outset of the extended organizational process. The chief executive officer subsequently terminated his relationship with Carolina National Corporation and was paid a severance package which also increased the expenses.

       Because of the desirability of the locations obtained and the strength of its director team, management of Carolina National Corporation believes that the resulting delay in filing the charter application and increase in organizational expenses was in the long term best interest of Carolina National Corporation.

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

Organization of Carolina National Bank & Trust Company

       On December 3, 2001, the organizers of Carolina National Bank & Trust Company filed an application to obtain a national bank charter with the Comptroller of the Currency. The Comptroller of the Currency approved the application and the Bank opened on July 15, 2002. The organizers also submitted an application to the FDIC for the insurance of Carolina National Bank & Trust Company's deposit accounts which was also approved. Accordingly the Bank's deposits are insured by FDIC up to the limits provided by law.

Management Philosophy and Policy

       The directors of Carolina National Corporation and Carolina National Bank & Trust Company believe that, with the increased demand for banking services arising from steady growth in population, personal income, and employment, the banking market will continue to grow in the Greater Columbia area. It is their opinion that there is a need for an additional locally owned and managed bank to serve the needs of the community, including individuals and small and medium-sized business enterprises. The directors intend for Carolina National Bank & Trust Company to concentrate on this hometown market with a professional staff that is sensitive to local needs.

       The directors of Carolina National Bank & Trust Company are dedicated to providing personalized banking to the citizens of the Greater Columbia area. Based on their knowledge of the area as long-time residents and business people, the directors believe that a bank owned and managed by people living and working in the local area can best serve the community for the following reasons:

     o Decisions regarding credit and services of a bank can best be made at a local level.

     o Funds made available from local deposits should be re-invested in the depositors' community.

     o Stability and continuity of management within a banking institution without frequent changes are important to its customers.

       The wave of bank mergers and consolidations has resulted in most banks in the Greater Columbia market area being controlled by large out-of-state institutions. A primary objective of the directors of Carolina National Bank & Trust Company is to provide citizens of Greater Columbia with more opportunity to have their banking needs met locally. The directors are involved extensively in business in the Greater Columbia service area and intend to make meeting the credit needs of this area a first priority. The directors believe that a large number of bank customers prefer a local bank, and that this preference should result in the successful and profitable operation of Carolina National Bank & Trust Company, though no assurances can be given that this will be the case.

       Carolina National Bank & Trust Company offers and intends to offer a wide range of banking services including checking and savings accounts; commercial, installment, and personal loans; and other associated services. While trust services will not be offered immediately, the directors would expect Carolina National Bank & Trust Company to consider offering such services when a need for offering them is indicated and when the appropriate staff can be developed and regulatory approvals obtained. The goals of the new Bank will be to provide banking services to satisfy the needs of its customers, while investing its funds in accordance with sound banking practices and earning the maximum profit for shareholders.

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

       The directors anticipate that Carolina National Bank & Trust Company's initial capitalization will enable it to commence operations as a significant competitor. With an initial capitalization of approximately $8,000,000, the Bank has a legal lending limit of approximately $1,200,000 for loans to a single customer. The Bank has established a correspondent relationship with The Bankers Bank, and may establish correspondent relationships with other banks to participate loans when loan amounts exceed the Bank's legal lending limits or internal lending policies. The directors believe that Carolina National Bank & Trust Company's initial capitalization should support substantial growth in deposits and loans, and will be sufficient to meet its capital requirements for at least its first three years of operations.

Market Area

         The information about market area provided below has been compiled from information obtained from various federal, state, county, city and local agencies that the directors believe to be reliable sources, but the directors have not independently confirmed all of such information and make no representations as to its accuracy.

Size and Location

       Columbia is South Carolina's capital city and is the largest city in the state. Columbia, together with the adjacent towns of Forest Acres and Arcadia Lakes, comprise the Bank's primary service area. These smaller towns are attractive traditional "bedroom" communities with relatively upscale retail and service businesses. They are fully integrated physically with Columbia. The secondary service area is Richland County, with a potential extended market into the outlying area considered as "Greater Columbia," which is comprised of Richland County (includes Columbia) and the four surrounding counties.

       Ranked among the top twenty metropolitan growth areas in the country, Columbia stands at the geographic center of the South Atlantic region of the United States, which is one of the fastest growing areas in the country. The city is located in the center of the 1,465 square mile Columbia Metropolitan Statistical Area and anchors the Greater Columbia area. The Greater Columbia area's overall population grew 17.3% to 664,000 in the decade of the nineties and a continuation of this trend is expected for the foreseeable future.

       Columbia is situated 205 miles northeast of Atlanta, Georgia and 95 miles south of Charlotte, North Carolina. It shares many of those cities' favorable natural attributes typical of the sunbelt and conducive to healthy economic growth. The city is geographically positioned in the center of South Carolina and serves as its economic hub. It is a service center located approximately midway between the healthy, industrialized Upstate and the bustling coastal city of Charleston, which is the fourth largest containerized shipping port in the United States and a thriving tourist area.

Transportation

       Columbia's strategic location and interstate highway networks have stimulated its overall commercial and industrial growth, particularly warehousing and distribution. Three major interstate highways serve Columbia (I-20, I-77 and I-26), directly connecting it to the commerce centers referred to above and providing important access to every economic region in the nation. The recently completed Southeastern Beltway linking I-77 to I-26 has significantly enhanced the accessibility and development potential of Forest Acres, Arcadia Lakes and the rest of Columbia's east side.

       The Columbia Metropolitan airport is located 6.5 miles southwest of Columbia and provides service by Delta, US Airways, United and Continental. A $48,000,000 redevelopment project was recently completed and includes a new concourse, a new connector with moving sidewalk and complete interior remodeling. The project doubled the space of the existing terminal. United Parcel Service recently built a regional air hub at the Columbia Metropolitan Airport. The air hub allows local firms to ship more quickly and is drawing new distribution firms to the area. The UPS hub is a magnet for new industries and jobs, particularly for catalog operations, light manufacturing and businesses with time-sensitive shipments.

       Rail transportation in the region is provided by Norfolk-Southern and CSX Systems, and inter-city bus service in the Columbia area is provided by Greyhound-Continental Bus Lines. Intra-city bus and taxicab service is also available in the city. Amtrak Silver Star serves the Columbia area with passenger rail service from its downtown station. Port services are available from Charleston (one and one-half hour drive) or Savannah, Georgia (three-hour drive). The Columbia area's sixty motor freight carriers round out the transportation network. The city is therefore well located to expedite its shipping, transportation, and distribution processes to most locations in the state and the Southeast region.

Government and Related Influence

       Columbia, as the capital city of the state, is the center of government on city, county, state and federal levels. Columbia has a council-manager form of government, while Forest Acres and Arcadia Lakes have mayor-council forms of government. Richland County is governed by a county council. Many services are performed as joint ventures between city and county government such as water and sanitary sewer service, fire protection and emergency medical treatment. The city's public water and sewer systems are quite good and are believed to provide for adequate capacity for expansion.

       Government exercises a substantial stabilizing influence on the area economy as a purchaser, service provider and employer. State government is the area's largest employer. Local and federal governments are the third and fourth ranking employers, respectively. Established in World War I, Fort Jackson is the second largest employer in the area. In the spring of 1989, the U. S. Army named Fort Jackson as its number one military training facility in the world. More recruits are trained there than at any other military base in the United States. Annually, Fort Jackson disburses over $350,000,000 in remuneration to its employees, a significant portion of which is spent in the Columbia area. Each year, approximately 35,000 soldiers attend initial entry training at the fort and each graduate has an average of two visitors traveling to attend the graduation ceremony, which generates significant tourism expenditures. Approximately 9,000 students attend schools at Fort Jackson each year and a new $7.6 million construction project for the U. S. Chaplain Center and school at Fort Jackson is planned.

       The highly regarded University of South Carolina is located in Columbia and has the state's largest number of enrollees in higher education at approximately 27,000. It is the city's sixth largest employer with approximately 4,500 faculty and workers on its payroll. Midlands Technical College in Columbia has enrollment of approximately 9,100 students, while the combined enrollment of the eight other institutions of higher learning in the area numbers approximately 4,900 students.

Competition

       South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. The City of Columbia is currently served by 14 commercial banking organizations with approximately 100 branches, one savings bank and approximately 17 credit unions. One additional commercial bank serves the Richland County area outside of Columbia. Since interstate banking was first permitted, an overwhelming number of Columbia's locally based commercial banks have been acquired, mostly by large regional out-of-state banks. Of the 14 commercial banks left in Columbia, seven are owned and controlled out of state, and only two of the remaining seven (one of which is Carolina National Bank & Trust Company) are headquartered in Columbia.

       Carolina National Bank & Trust Company will encounter strong competition from most of these financial institutions. In the conduct of certain areas of its business, Carolina National Bank & Trust Company will also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than Carolina National Bank & Trust Company has and offer certain services, such as international banking, investment banking, and trust services, that the Bank does not currently provide.

       The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered. As discussed above under "Management Philosophy and Policy", the directors believe that Carolina National Bank & Trust Company will be able to exploit opportunities available for a locally-owned community bank so that the Bank can compete effectively in those areas, but no assurance can be given that it will be able to do so.

               SERVICES OF CAROLINA NATIONAL BANK & TRUST COMPANY

         The services of Carolina National Bank & Trust Company are described below. Although this information is derived from the Bank's business plan and represents the directors' current plans for operation of the Bank, these plans are subject to change based on various factors, including, among others, changes in local and national economic conditions, changes in competitive conditions, changes in market demands, and actual operating experience of the Bank. The Bank has begun offering many of the services described and plans to offer the others.

Deposits

       Carolina National Bank & Trust Company offers and intends to offer the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Carolina National Bank & Trust Company intends to solicit these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not plan to aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not intend to accept brokered deposit accounts.

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

Real Estate Loans

         The directors expect that one of the primary components of Carolina National Bank & Trust Company's loan portfolio will be loans secured by first or second mortgages on residential and commercial real estate. These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and Carolina National Bank & Trust Company will generally charge an origination fee. Fixed rate residential loans are expected to be sold into the secondary market and not held in the portfolio. The Bank will seek to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The directors presently anticipate that the loan-to-value ratio for first and second mortgage loans and for construction loans generally will not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property. The Bank may also originate mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

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

Commercial Loans

       Carolina National Bank & Trust Company will make loans for commercial purposes in various lines of business. The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. The directors anticipate that equipment loans will typically be made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans will vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.

       The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market area. The well-established banks in the Bank's market area will make proportionately more loans to medium- to large-sized businesses than Carolina National Bank & Trust Company. Many of Carolina National Bank & Trust Company's anticipated commercial loans will likely be made to small- to medium-sized businesses, which typically have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Loan Approval and Review

       Carolina National Bank & Trust Company's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Loan Committee of the Board of Directors. The Loan Committee will set the lending limits for the Bank's loan officers, and any loan in excess of such lending limits must be approved by the Loan Committee. Carolina National Bank & Trust Company will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Other Services

       Carolina National Bank & Trust Company participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses.

       Carolina National Bank & Trust Company provides safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, banking by mail, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future.

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

Premises

       The main offices of Carolina National Bank & Trust Company and Carolina National Corporation are located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank, and the directors, therefore, believe it is well-suited for its purpose. The Bank has also opened a branch office at 4840 Forest Drive in a building which comprises approximately 2,600 square feet, and which was previously used as a bank branch. This branch facility has ample parking and four drive-through teller stations. Both properties have been leased pursuant to long term leases.

Employees

       The president and chief executive officer of Carolina National Bank & Trust Company is Roger B. Whaley. Mr. Whaley, age 55, has over 29 years of experience in the banking industry. Mr. Whaley began his banking career in Columbia, South Carolina with Bankers Trust Company of South Carolina. He remained with Bankers Trust in various positions, which included Columbia
Regional Executive with responsibility for loans and deposits in half of the state of South Carolina, until Bankers Trust was acquired by NCNB in 1986. He then became the NCNB Consumer and Community Banking Division Executive for South Carolina. In 1992 NCNB, which had been renamed NationsBank, promoted him to Executive Vice President. In 1997 he was promoted to President of NationsBank Oklahoma and, following the merger of NationsBank with Bank of America, he also became the Small Business Banking Executive for the Midwest (Arkansas, Illinois, Iowa, Kansas, Missouri and Oklahoma). Upon his retirement in 2000 he returned to his home state of South Carolina.

       At the opening of Carolina National Bank & Trust Company, it had 18 employees. The Bank expects to hire additional employees as it grows. The Bank seeks to provide its employees with competitive benefits, which should enable the Bank to attract and retain quality employees.

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

       The directors of Carolina National Bank & Trust Company, who are local residents of the Bank's market area, believe that the existing and future bank market in the Greater Columbia area presents an excellent opportunity for a new locally owned bank. Their belief is based upon their review of the economic outlook for the area and the size, nature, and growth potential of the existing market for banking services and the experience of Mr. Whaley in the banking industry.

Item 2.  Changes in Securities

         (c) Prior to Carolina National Corporation's initial offering (see (d) below), to fund its organizational expenses, each director, except I. S. Leevy Johnson and Leon Joseph Pinner, Jr., purchased 10,000 shares of Carolina National Corporation's common stock at $10.00 per share. One organizer of Carolina National Bank & Trust Company who is not a director of Carolina National Corporation also purchased 10,000 shares at $10.00 per share. Another 1,500 shares were issued to Mr. Pinner in consideration for services provided to Carolina National Corporation. Issuance of all these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved. All of these shares are restricted as to resale and may only be sold by the holders pursuant to an effective registration statement or an exemption from registration. No commissions or fees were charged in connection with issuance of the shares and no underwriters or selling agents were used.

         (d) On July 12, 2002, Carolina National Corporation completed its initial public offering (Registration Statement No. 333-76512, effective March 11, 2002) of up to 1,166,500 shares of its common stock for $10.00 per share. A total of 1,159,021 shares were sold in that offering. Proceeds of that offering were used to pay organizational costs and provide initial capital for Carolina National Bank & Trust Company. See the unaudited Balance Sheet as of June 30, 2002, the statements of Operations, the Statements of Cash Flows, and Note 1 to the unaudited financial statements included in this filing for further information about the use of proceeds from the initial public offering. No selling commissions or fees were paid in connection with the offering and no underwriters were used.

         In addition to the 1,166,500 shares of common stock registered on Registration Statement No. 333-76512, Carolina National Corporation registered warrants to purchase an additional 134,992 shares of common stock. These warrants have been granted to current directors of Carolina National Corporation, to a former director of Carolina National Corporation, and to an organizer of Carolina National Bank & Trust Company. The purpose of the grants is to compensate these persons for (a) their time and efforts as organizers and directors; (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of Carolina National Bank & Trust Company and to provide capital for the Bank; and
(c) (as to current directors) their continued service as directors. The persons who are currently directors received two stock warrants for every three shares they purchased prior to the opening of Carolina National Bank & Trust Company. One-third of the warrants granted to these directors vest and become exercisable on each of the first three anniversaries of the opening of the Bank. Vested warrants expire on the earlier of 90 days after termination of the director's status as a director (one year after death or disability) or ten years after opening of the Bank and have an exercise price of $10.00 per share. Warrants to purchase 2,222 and 6,666 shares of common stock were granted to the person who is a former director and to an organizer of Carolina National Bank & Trust Company, respectively. These warrants are immediately exercisable at $10.00 per share and expire ten years after opening of the Bank.

         The initial public offering was oversubscribed. Carolina National Corporation has filed another Registration Statement on Form SB-2 (File No. 333-97397) relating to the proposed offering of an additional 150,000 shares of its common stock at $10.00 per share to persons who were turned away in the prior offering and others. The second registration statement was filed July 31, 2002, and has not yet been declared effective.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits.  See Exhibit Index.

(b)      Reports on Form 8-K.  None.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAROLINA NATIONAL CORPORATION


August 9, 2002                    /s/  Roger B. Whaley
                                  ----------------------------------------------
                                  Roger B. Whaley, President and Chief Executive
                                  Officer


August 9, 2002                    /s/ John W. Hobbs
                                  ----------------------------------------------
                                  John W. Hobbs,  Chief  Operating  Officer and
                                  Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No. in
         Item 601 of
         Regulation S-B)            Description
         ---------------            -----------

               *3.1                Articles of Incorporation of Carolina National Corporation

               *3.2                Bylaws of Carolina National Corporation

                 *4                Form of stock certificate

             **10.1                Form of Stock Warrant Agreement (revised)

              *10.2                Employment Agreement between Carolina National Corporation and Roger B. Whaley

              *10.3                Memorandum of Understanding between Carolina National Corporation and Joe Pinner

              *10.4                Severance Agreement between Carolina National Corporation and James A. Gunter

              *10.5                Lease between Carolina National Bank & Trust Company and HHB Associates, LLC.

              *10.6                Lease between Carolina National Bank & Trust Company and Carolina First Bank

         *Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-76512)

         **Incorporated   by   reference   to  Exhibit   10.1  to   Registrant's
         Registration Statement on Form SB-2 (File No. 333-97397).