Form 10QSB
period 2002-09-30
CAROLINA NATIONAL CORP
filed 2002-11-14
CIK 1157648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002      Commission File No. 333-76512


                          CAROLINA NATIONAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                                      57-1101005
--------------------------------------                 -----------------------
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

         Yes [X] No [  ]

         State the number of shares  outstanding of each of the issuer's classes
of common equity, as of the latest  practicable  date:   Common Stock: 1,427,303
shares outstanding at October 31, 2002.

Transitional Small Business Format (Check one):  Yes   [ ]  No   [X]

                          CAROLINA NATIONAL CORPORATION

                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I -          FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheet........................................................3
        Statements of Operations.............................................4
        Statements of Cash Flows.............................................5
        Notes to Unaudited Financial Statements..............................6

Item 2. Management's Discussion and Analysis or Plan of Operation............7

PART II -OTHER INFORMATION

Item 3. Controls and Procedures ............................................15

Item 6. Exhibits and Reports on Form 8-K....................................16

SIGNATURES .................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          CAROLINA NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                        2002
                                                                    (Unaudited)
                                                                    -----------
ASSETS
     Cash and cash equivalents .................................   $    861,235
     Federal funds .............................................     20,325,000
     Investment ................................................      3,570,500
     Loans, net of reserve .....................................      3,854,921
     Office equipment ..........................................        513,486
     Other assets ..............................................        106,267
                                                                   ------------
                                                                   $ 29,231,409
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits
        Noninterest bearing accounts ...........................   $  2,492,001
        Savings and money market accounts ......................      3,558,436
        Certificates ...........................................     10,886,574
     Other liabilities .........................................        120,542
                                                                   ------------

             Total liabilities .................................     17,057,553
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, 10,000,000 shares authorized, none issued               -
     Common stock, no par value, 20,000,000 shares authorized,
        1,427,303 shares issued and outstanding ................     13,829,293
     Retained deficit ..........................................     (1,655,437)
                                                                   ------------
             Total shareholders' equity ........................     12,173,856
                                                                   ------------
             Total liabilities and stockholders' equity ........   $ 29,231,409
                                                                   ============







            See notes to unaudited consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three months ended                   Nine months ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                          2002          2001               2002              2001
                                                                          ----          ----               ----              ----
 INTEREST INCOME
    Escrow .....................................................       $       -        $       -        $  16,365        $       -
    Loans ......................................................          38,235                -           38,235                -
    Investments ................................................          64,782                -           64,782                -
                                                                       ---------        ---------        ---------        ---------
            Total interest income ..............................         103,017                -          119,382                -
                                                                       ---------        ---------        ---------        ---------
INTEREST EXPENSE
    Deposits ...................................................          50,788                -           50,788                -
                                                                       ---------        ---------        ---------        ---------
            Total interest expense .............................          50,788                -           50,788                -
                                                                       ---------        ---------        ---------        ---------
NET INTEREST INCOME ............................................          52,229                -           68,594                -
                                                                       ---------        ---------        ---------        ---------
PROVISION FOR LOAN LOSSES ......................................          58,700                -           58,700                -
                                                                       ---------        ---------        ---------        ---------
            Net interest income after provision for
            loan losses ........................................          (6,471)               -            9,894                -
                                                                       ---------        ---------        ---------        ---------
NONINTEREST INCOME
    Service charges on deposit accounts ........................           7,008                -            7,008                -
                                                                       ---------        ---------        ---------        ---------
            Total noninterest income ...........................           7,008                -            7,008                -
                                                                       ---------        ---------        ---------        ---------
NONINTEREST EXPENSES
    Salaries and employee benefits .............................         377,558           40,322          515,392          126,807
    Net occupancy ..............................................          89,145            8,638          128,888           18,021
    Other ......................................................         242,821           35,038          303,556           64,668
                                                                       ---------        ---------        ---------        ---------
            Total noninterest expenses .........................         709,524           83,998          947,836          209,496
                                                                       ---------        ---------        ---------        ---------
    Income before income taxes .................................        (708,987)         (83,998)        (930,934)        (209,496)
    Provision for income taxes .................................         (43,913)               -          (43,913)               -
                                                                       ---------        ---------        ---------        ---------
            Net loss ...........................................       $(665,074)       $ (83,998)       $(887,021)       $(209,496)
                                                                       =========        =========        =========        =========
PER SHARE
    Average shares outstanding                                         1,119,097           37,538          446,113           28,473
                                                                       =========        =========        =========        =========
    Net loss                                                           $   (0.69)       $   (2.24)       $   (1.99)       $   (7.36)
                                                                       =========        =========        =========        =========






            See notes to unaudited consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                  2002                      2001
                                                                                                  ----                      ----
OPERATING ACTIVITIES
     Net loss ....................................................................            $   (887,021)            $   (209,496)
     Adjustments to reconcile net income to net cash used
        for operating activities
        Provision for loan losses ................................................                  58,700                        -
        Services rendered for common stock .......................................                       -                   15,000
        Depreciation .............................................................                  14,282                        -
        (Increase) decrease in other assets ......................................                 (56,870)                       -
        Increase (decrease) in other liabilities .................................                  54,743                  (42,318)
                                                                                              ------------             ------------
               Net cash used for operating activities ............................                (816,166)                (236,814)
                                                                                              ------------             ------------
INVESTING ACTIVITIES
     (Increase) decrease in federal funds sold ...................................             (20,325,000)                       -
     Purchase of investment securities available for sale ........................              (3,570,500)                       -
     Net increase in loan balances ...............................................              (3,913,621)                       -
     Purchase of equipment .......................................................                (523,209)                       -
                                                                                              ------------             ------------
               Net cash used for investing activities ............................             (28,332,330)                       -
                                                                                              ------------             ------------
FINANCING ACTIVITIES
     Proceeds from sale of stock .................................................              12,969,293                  320,000
     Net increase (decrease) in deposits .........................................              16,937,011                        -
                                                                                              ------------             ------------
               Net cash provided by financing activities .........................              29,906,304                  320,000
                                                                                              ------------             ------------
               Increase in cash and cash equivalents .............................                 757,808                   83,186

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................                 103,427                   20,568
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD ........................................            $    861,235             $    103,754
                                                                                              ============             ============
CASH PAID FOR
     Interest ....................................................................            $     50,788             $          -
                                                                                              ============             ============
     Income taxes ................................................................            $          -             $          -
                                                                                              ============             ============


            See notes to unaudited consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the registration statement filed under the Securities Act of 1933 and declared effective by the Securities and Exchange Commission on March 11, 2002 and is incorporated herein by reference.

Basis of Presentation

       The accompanying unaudited financial statements at September 30, 2002 and for the three-month and nine-month periods ending September 30, 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended September 30, 2002 or for the period from inception through September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

NOTE 1

       The Company completed its public stock offering on July 12, 2002 and sold 1,159,021 shares at $10 per share in the stock offering. The Company received the proceeds of $11,333,948 net of offering costs of $256,262. Additionally, the organizers and directors of the Company have purchased 135,000 shares of common stock at $10 per share, with a capital of investment of $1,350,000 (1,500 shares were issued for services valued at $15,000). The Company capitalized the Bank with $9,300,000.

       Upon receiving approval from the Office of the Comptroller of Currency and the federal Deposit Insurance Corporation, the Bank opened for business on July 15, 2002.

       The Company sold an additional 133,282 shares at $10 per share in a public offering and received proceeds of $1,332,820 in September, 2002. The Company plans to use the proceeds for general corporate purposes.

NOTE 2

       Net loss per share. Prior to completion of its public Stock Offering, the directors purchased stock to fund organizational expenses. The weighted average shares outstanding includes only these shares through July 12, 2002, when the stock offering was completed. Diluted loss per share is not presented because under the treasury stock method, cash equivalents would be antidilutive to the calculation.

       Item 2. - Management's Discussion and Analysis or Plan of Operations


       This discussion is intended to assist in understanding the financial condition and results of operations of Carolina National Corporation. The information should be reviewed in conjunction with the financial statements and the related notes contained elsewhere in this report.

       Carolina National Corporation has recently completed the initial public offering of its common stock in which it sold a total of 1,159,021 shares at $10.00 per share, and a second offering of its common stock in which it sold an additional 133,282 shares at $10.00 per share. Prior to the initial public offering, Carolina National Corporation sold a total of 135,000 shares at $10.00 per share to its directors and an organizer of Carolina National Bank & Trust Company. Proceeds of the three offerings were used to pay organizational costs and provide the initial capital for Carolina National Bank & Trust Company. Carolina National Bank & Trust Company opened for business and was acquired by Carolina National Corporation on July 15, 2002.

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

       Carolina National Bank & Trust Company offers and intends to offer a wide range of banking services including checking and savings accounts; commercial, installment, and personal loans; and other associated services. While trust services will not be offered immediately, the directors would expect Carolina National Bank & Trust Company to consider offering such services when a need for offering them is indicated and when the appropriate staff can be developed and regulatory approvals obtained. The goals of the new Bank are to provide banking services to satisfy the needs of its customers, while investing its funds in accordance with sound banking practices and earning the maximum profit for shareholders.

       Carolina National Bank & Trust Company provides personalized banking services, with emphasis on knowledge of the individual financial needs and objectives of its customers and an appropriate array of services to meet those needs and objectives, coupled with timely response. The Bank seeks to promote continuous long-term relationships between officers and customers by minimizing transfers of account officers to different customers, departments or locations. The Bank also seeks to limit the number of accounts served by each of its officers to a level that will permit personal attention to each customer and full development of each customer's business relationship with Carolina National Bank & Trust Company. Because the management of the Bank is located in Columbia, all credit and related decisions are made locally, which facilitates prompt response.

       The directors anticipate that Carolina National Bank & Trust Company's initial capitalization will enable it to commence operations as a significant competitor. With capitalization of approximately $9.3 million, the Bank has a legal lending limit of approximately $1.2 million for loans to a single customer. The Bank has established a correspondent relationship with The Bankers Bank, and may establish correspondent relationships with other banks to participate loans when loan amounts exceed the Bank's legal lending limits or internal lending policies. The directors believe that Carolina National Bank & Trust Company's initial capitalization should support substantial growth in deposits and loans, and will be sufficient to meet its capital requirements for at least its first three years of operations.

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

       Carolina National Bank & Trust Company encounters strong competition from most of these financial institutions. In the conduct of certain areas of its business, Carolina National Bank & Trust Company also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than Carolina National Bank & Trust Company has and offer certain services, such as international banking, investment banking, and trust services, that the Bank does not currently provide.

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

Deposits

       Carolina National Bank & Trust Company offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Carolina National Bank & Trust Company solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not accept brokered deposit accounts.

Lending Activities

       Carolina National Bank & Trust Company offers a range of lending services, including real estate, commercial and consumer loans.

       To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of Carolina National Bank & Trust Company's loan loss experience, management's experience at other financial institutions in the market area, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses equal to the estimated losses inherent in the loan portfolio. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses are subject to regulatory examination and compared to a peer group of financial institutions identified by the regulatory agencies.

Real Estate Loans

         The directors intend for one of the primary components of Carolina National Bank & Trust Company's loan portfolio to be loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and Carolina National Bank & Trust Company generally charges an origination fee. Fixed rate residential loans are usually sold into the secondary market and not held in the portfolio. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The loan-to-value ratio for first and second mortgage loans and for construction loans generally will not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property. The Bank also originates mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

       The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of Carolina National Bank & Trust Company's borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

       Carolina National Bank & Trust Company also faces additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

       Carolina National Bank & Trust Company makes loans for commercial purposes in various lines of business. The commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. The directors intend for equipment loans typically to be made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically are expected to have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.

       The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market area. The well-established banks in the Bank's market area make proportionately more loans to medium- to large-sized businesses than Carolina National Bank & Trust Company. Many of Carolina National Bank & Trust Company's anticipated commercial loans are made to small- to medium-sized businesses, which typically have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

       Carolina National Bank & Trust Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by Carolina National Bank & Trust Company when making a first mortgage loan, as described above, and home equity lines of credit will typically expire 15 years or less after origination, unless renewed or extended.

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

Loan Approval and Review

       Carolina National Bank & Trust Company's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Loan Committee of the Board of Directors. The Loan Committee sets the lending limits for the Bank's loan officers, and any loan in excess of such lending limits must be approved by the Loan Committee. Carolina National Bank & Trust Company will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Asset and Liability Management

       The primary earning assets of Carolina National Bank & Trust Company consist of the loan portfolio and investment account. Efforts are made generally to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not be possible. The majority of Carolina National Bank & Trust Company's securities investments are in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

       Long-term loans are priced primarily to be interest-rate sensitive. Long-term fixed rate loans are not expected to be held in the portfolio, but, rather, are expected to be sold in the secondary market.

       Deposit accounts represent the majority of the liabilities of Carolina National Bank & Trust Company. These include transaction accounts, time deposits and certificates of deposit. The maturities of the majority of interest-sensitive accounts are expected to be 12 months or less.

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

Employees

       The president and chief executive officer of Carolina National Bank & Trust Company is Roger B. Whaley. Mr. Whaley, age 56, has over 29 years of experience in the banking industry. Mr. Whaley began his banking career in Columbia, South Carolina with Bankers Trust Company of South Carolina. He remained with Bankers Trust in various positions, which included Columbia
Regional Executive with responsibility for loans and deposits in half of the state of South Carolina, until Bankers Trust was acquired by NCNB in 1986. He then became the NCNB Consumer and Community Banking Division Executive for South Carolina. In 1992 NCNB, which had been renamed NationsBank, promoted him to Executive Vice President. In 1997 he was promoted to President of NationsBank Oklahoma and, following the merger of NationsBank with Bank of America, he also became the Small Business Banking Executive for the Midwest (Arkansas, Illinois, Iowa, Kansas, Missouri and Oklahoma). Upon his retirement in 2000 he returned to his home state of South Carolina.

       Carolina National Bank & Trust Company currently has 21 employees. The Bank expects to hire additional employees as it grows. The Bank seeks to provide its employees with competitive benefits, which should enable the Bank to attract and retain quality employees.

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

Item 3.  Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits.  See Exhibit Index.

(b)      Reports on Form 8-K.  None.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAROLINA NATIONAL CORPORATION


November 13, 2002                   /s/  Roger B. Whaley
                                    --------------------------------------------
                                    Roger B. Whaley, President and
                                    Chief Executive Officer


November 13, 2002                   /s/ John W. Hobbs
                                    --------------------------------------------
                                    John W. Hobbs, Chief Operating Officer
                                    and Chief Financial Officer

                                 CERTIFICATIONS*

         I, Roger B. Whaley, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Carolina National Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                     s/Roger B. Whaley
     -------------------------------         -----------------------------------
                                             Roger B. Whaley
                                             Chief Executive Officer

         *Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                 CERTIFICATIONS*

         I, John W. Hobbs, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Carolina National Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                         s/John W. Hobbs
     ------------------                         --------------------------------
                                                John W. Hobbs
                                                Chief Financial Officer

         *Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

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