Form 10KSB
period 2002-12-31
CAROLINA NATIONAL CORP
filed 2003-03-31
CIK 1157648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                File Number 333-76512

                          CAROLINA NATIONAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

             South Carolina                              57-1101005
    (State or Other Jurisdiction of         (IRS Employer Identification Number)
     Incorporation or Organization)

                1350 Main Street, Columbia, South Carolina 29201
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (803) 779-0411

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
 Yes [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not applicable.

         The issuer's revenues for its most recent fiscal year were $302,858.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2003, was approximately $11,383,030. As of February 28, 2003, there were 1,427,303 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through our use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

                                     PART I

Item 1.  Description of Business.

General

         Carolina National Corporation, (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, Carolina National Bank & Trust Company (the "Bank"). The Company was organized in 2000 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a charter granted by the Office of the Comptroller of the Currency. The Bank opened on July 15, 2002. The Bank conducts its activities from its main office and one branch office in Columbia, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Richland County, South Carolina and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2002, the Bank employed 20 persons on a full time equivalent basis.

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

Effect of Government Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company may be required to provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2002.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover these obligations, during 2002, the FDIC assessed both BIF-insured and SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to examination by the OCC. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.

Gramm-Leach-Bliley Act

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation, which were effective March 11, 2000, and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by adoption of regulations by various federal agencies.

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

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

Item 3.  Legal Proceedings.

         The Bank may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. In two public offerings in 2001 and 2002, the Company sold an aggregate of 1,341,303 shares of its common stock for $10.00 per share. During 2002, management was also aware of a few transactions in which the Company's common stock traded at $10.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2003, there were approximately 1,005 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's only source of funds with which it could pay dividends is dividend payments from the Bank. Federal banking regulations restrict the amount of cash dividends that can be paid to shareholders.

         See Item 11 for the information required by Item 201(d) of Regulation S-B.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Basis of Presentation

The following discussion should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

General

Carolina National Corporation (the Company) is a Bank Holding Company headquartered in Columbia, South Carolina. It's subsidiary, Carolina National Bank and Trust Company (the Bank), opened for business on July 15, 2002. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Columbia, South Carolina metropolitan area. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

The Company has recently completed the initial public offering of its common stock in which it sold a total of 1,159,021 shares at $10.00 per share, and a second offering of its common stock in which it sold an additional 133,282 shares at $10.00 per share. Prior to the initial public offering, the Company sold a total of 135,000 shares at $10.00 per share to its directors and an organizer of the Bank. Proceeds of the three offerings were used to pay organizational costs and provide the initial capital for the Bank.

Results of Operations

For the year ended December 31, 2002

Net interest income for the year ended December 31, 2002 was $152,155. Total interest income for the period was $316,350 and was partially offset by interest expense of $164,195. The components of interest income were from loans, including fees, of $141,281, federal funds sold of $124,340, investment income of $34,363, and interest earned on escrow funds of $16,366.

The Company's net interest spread and net interest margin were (.18%) and .61%, respectively, in 2002. The net interest spread and net interest margin calculations exclude interest income earned on escrow accounts during the pre-opening period from January 1, 2002 to July 14, 2002. The largest component of average earning assets was federal funds.

The provision for loan losses was $152,000 in 2002. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.

Noninterest income for the year ended December 31, 2002 totaled $150,703. The largest component of noninterest income was fees from the origination of mortgage loans which totaled $139,363 for the period. Service charges on deposit accounts totaled $1,216 for the year ended December 31, 2002.

Noninterest expense for the year ended December 31, 2002 totaled $1,502,863. Noninterest expenses included $1,212,496 in pre-opening expenses. Salaries and employee benefits totaled $834,306 for the period. Salaries included the cost of key personnel employed during the organizational period. Other operating expenses totaled $463,327 for the period. These expenses included costs associated with the first year of operations of the Bank.

The Company's net loss for the year ended December 31, 2002 was $632,504. The net loss for the period is after the recognization of an income tax benefit of $719,501 for the period. The income tax benefit was based on an effective tax rate of 34%. The benefit was based on all expenses since the Company's inception. As stated earlier, the net loss includes pre-opening expenses of $1,212,496.

For the year ended December 31, 2001

The Company's net loss of $542,094 for the year ended December 31, 2001 consisted solely of expenses to organize the Bank. These expenses consisted of other expenses of $317,913, salaries and employee benefits of $179,388, and occupancy of $44,793.

Net Interest Income

General. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

Average Balances, Income and Expenses and Rates. The following tables set forth, for the period indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the periods indicated. These amounts exclude pre-opening activities for the period January 1, 2002 to July 14, 2002.

                                                                                            July 15, 2002 to December 31, 2002
                                                                                            ----------------------------------
                                                                                       Average            Income/            Yield/
                                                                                       Balance            Expense             Rate
                                                                                       -------            -------             ----
Assets:
     Earning Assets:
       Loans (1) .......................................................            $  4,653              $    141            6.56%
       Securities, taxable .............................................               3,184                    35            7.33
       Federal funds sold ..............................................              17,356                   124            1.55
                                                                                    --------              --------            ----
         Total earning assets ..........................................              25,193                   300            2.57
                                                                                    --------              --------            ====
     Cash and due from banks ...........................................                 828
     Premises and equipment ............................................                 439
     Other assets ......................................................                 129
     Allowance for loan losses .........................................                 (57)
                                                                                    --------
         Total assets ..................................................            $ 26,532
                                                                                    ========
Liabilities:
     Interest-Bearing Liabilities:
       Interest-bearing transaction accounts ...........................            $  1,054                     3             .59%
       Savings deposits ................................................               3,046                    25            1.78
       Time deposits ...................................................               8,803                   136            3.34
                                                                                    --------              --------            ----
         Total interest-bearing liabilities ............................              12,903                   164            2.75
                                                                                    --------              --------            ----
     Demand deposits ...................................................               1,427
     Accrued interest and other liabilities ............................                 382
     Shareholders' equity ..............................................              11,820
                                                                                    --------
         Total liabilities and shareholders' equity ....................            $ 26,532
                                                                                    ========
Net interest spread ....................................................                                                      (.18)%
                                                                                                                               ====
Net interest income ....................................................                                   $    136
                                                                                                           ========
Net interest margin (2) ................................................                                                        .54%
                                                                                                                               ====

(1) There were no loans in nonaccrual status. The effect of fees collected on loans totaling $27,006 increased the annualized yield on loans by 1.29% from 5.46%. The effect on the annualized yield on earning assets was an increase of 0.22% from 2.35%. The effect on net interest spread and net interest margin was an increase of 0.22% and 0.11% from (.40%) and .43%, respectively.
(2) Interest income divided by average earning assets. Note: Calculation excludes interest income earned on escrow accounts and interest expense on borrowed funds during pre-opening period (January 6, 2000 to February 19, 2001).

Analysis of Changes in Net Interest Income. Due to 2002 being the year of commencement, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company's interest rate sensitivity at December 31, 2002.
Interest Sensitivity Analysis

                                                                           After Three                      Greater
                                                            Within           Through          One            Than
                                                             Three           Twelve         through          Five
  (Dollars in thousands)                                    Months           Months       five years         Years           Total
                                                            ------           ------       ----------         -----           -----
Assets
Earning Assets:
   Loans ..........................................        $ 6,945         $   204          $ 2,992         $     4         $10,145
   Investment securities ..........................            271               -            5,373               -           5,644
   Federal funds sold .............................         14,798               -                -               -          14,798
                                                           -------         -------          -------         -------         -------
     Total earning assets .........................         22,014             204            8,365               4          30,587
                                                           -------         -------          -------         -------         -------
Liabilities
Interest-bearing liabilities:
   Interest-bearing deposits:
     Demand deposits ..............................          1,947               -                -               -           1,947
     Savings deposits .............................          4,825               -                -               -           4,825
     Time deposits ................................          2,481           3,888            4,765               -          11,134
                                                           -------         -------          -------         -------         -------
       Total interest-bearing deposits ............          9,253           3,888            4,765               -          17,906
                                                           -------         -------          -------         -------         -------
Period gap ........................................        $12,761         $(3,684)         $ 3,600         $     4         $12,681
                                                           =======         =======          =======         =======         =======
Cumulative gap ....................................        $12,761         $ 9,077          $12,677         $12,681         $12,681
                                                           =======         =======          =======         =======         =======
Ratio of cumulative gap
  to total earning assets .........................          41.72%          29.68%           41.45%          41.46%          41.46%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. The Company is cumulatively asset sensitive over all periods. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General. The Bank has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Company's Board of Directors reviews and approves the appropriate level for the Company's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. The objective of management has been to fund the allowance for loan losses at approximately 1.50% of total loans outstanding until a history is established.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the risk inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company's allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for the year ended December 31, 2002.

                            Allowance for Loan Losses

(Dollars in thousands)                                                    2002
                                                                          ----
Total loans outstanding at end of period ..........................     $10,145
                                                                        =======
Average loans outstanding .........................................     $ 4,653
                                                                        =======
Balance of allowance for loan losses at beginning of period .......     $     -
Net loan losses ...................................................           -
Provision for loan losses .........................................         152
                                                                        -------
Balance of allowance for loan losses at end of year ...............     $   152
                                                                        =======

Allowance for loan losses to period end loans .....................        1.50%


Nonperforming Assets. There were no nonperforming assets at December 31, 2002.

The Company's policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans. At December 31, 2002, the Company had not identified any criticized or classified loans through its internal review mechanisms. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses. However, based on the prior experience of management and other new banks, the Company has established the overall objective to maintain the allowance for loan losses at 1.50% of total loans to provide for the risk of loss inherent in the loan portfolio.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was mortgage origination fees which totaled $139,363 for the year ended December 31, 2002.

The following table sets forth the principal components of noninterest income for the year ended December 31, 2002.

(Dollars in thousands)                                                      2002
                                                                            ----
Mortgage origination fees ......................................            $139
Service charges on deposit accounts ............................               2
Other income ...................................................              10
                                                                            ----
   Total noninterest income ....................................            $151
                                                                            ====

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $834,306 for the year ended December 31, 2002. Of this total, $269,212 related to salaries prior to the Bank's opening on July 15, 2002. Other operating expenses totaled $463,327 for the year ended December 31, 2002. Pre-opening expenses associated with forming the Company comprise $444,081 of these expenses.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2002, 2001 and 2000.

(Dollars in thousands)                               2002       2001       2000
                                                    ------     ------     ------
Salaries and employee benefits ................     $  834     $  179     $  123
Net occupancy expense .........................        151         45          8
Advertising and marketing expense .............        138         17          -
Office supplies, forms, and stationery ........         51          -          -
Data processing ...............................         24          -          -
Professional fees .............................        100         73         92
Furniture and equipment expense ...............         54          -          -
Telephone .....................................         20          -          -
Postage .......................................         11          -          -
Other .........................................        120        228          3
                                                    ------     ------     ------
   Total noninterest expense ..................     $1,503     $  542     $  226
                                                    ======     ======     ======

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $4,653,000 in 2002. At December 31, 2002, total loans were $10,144,579.

The following table sets forth the composition of the loan portfolio by category at December 31, 2002 and highlights the Company's general emphasis on mortgage lending.

                          Composition of Loan Portfolio

                                                        December 31,
                                                        ------------
                                                             2002
                                                             ----
                                                                    Percent of
(Dollars in thousands) .......................       Amount           Total
                                                    -------           ------
Commercial and industrial ....................      $ 2,418           23.83%
Real estate:
  Mortgage-residential .......................        4,792           47.24
  Mortgage-nonresidential ....................        2,734           26.95
Consumer .....................................          201            1.98
                                                    -------          ------
    Total loans ..............................       10,145          100.00%
                                                                     ======
Allowance for loan losses ....................          152
                                                     ------
    Net loans ................................      $ 9,993
                                                     ======

The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2002 real estate mortgage loans totaled $7,525,657 and represented 74% of the total loan portfolio.

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential mortgage loans totaled $4,792,244 at December 31, 2002. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $2,733,413 at December 31, 2002. The demand for residential and commercial real estate loans in the Columbia market has remained stable.

Commercial and industrial loans totaled $2,417,829 at December 31, 2002 and comprised 23.83% of the total portfolio.

The Company's loan portfolio also includes consumer loans. At December 31, 2002, consumer loans totaled $201,093 and represented 1.98% of the total loan portfolio.

The Company's loan portfolio reflects the diversity of its market. The Company's home office is located in Columbia, South Carolina. The economy of the Columbia metropolitan area is significantly influenced by officers of state and federal government, a major state university, and a United States Army fort and training center as well as numerous small and mid-sized businesses. Management expects the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2002.

       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                                    Over One
                                                                                        Year
  December 31, 2002                                                  One Year        Through           Over
  (Dollars in thousands)                                             or Less       Five Years     Five Years         Total
                                                                  -----------     -----------    -----------    -----------
  Commercial and industrial ........................              $       867     $     1,551    $         -    $     2,418
  Real estate ......................................                      726           4,013          2,787          7,526
  Consumer and other ...............................                       74             103             24            201
                                                                  -----------     -----------    -----------    -----------
 ...................................................              $     1,667     $     5,667    $     2,811    $    10,145
                                                                  ===========     ===========    ===========    ===========

Loans maturing after one year with:
     Fixed interest rates ..........................                                                            $     3,244
     Floating interest rates .......................                                                                  5,234
                                                                                                                -----------
                                                                                                                $     8,478

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of the Company's total earning assets. Total securities averaged $4,521,018 in 2002. At December 31, 2002, the total securities portfolio was $5,373,101. All securities were designated as held to maturity and were recorded at their cost.

The following table sets forth the fair value of the securities held by the Company at December 31, 2002.

                            Fair Value of Securities

                                                                December 31,
                                                                ------------
                                                                    2002
                                                                    ----
  (Dollars in thousands)
  U.S. government agencies .................................    $       5,378
  Nonmarketable equity securities ..........................              271
                                                                -------------
     Total investment securities ...........................    $       5,649
                                                                =============

The following table sets forth the scheduled maturities and average yields of securities held to maturity at December 31, 2002.

             Investment Securities Maturity Distribution and Yields

                                                           After One But
  December 31, 2002                                     Within Five Years
                                                        -----------------
  (Dollars in thousands)                           Amount              Yield
                                                   ------              -----
  U.S. government agencies ..................   $       5,373            1.58%
                                                =============


Nonmarketable equity securities totaling $270,500 have no set maturity date and had a yield of 6.0% at December 31, 2002.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "---Net Interest Income--- Interest Sensitivity."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $17,356,355 in 2002. At December 31, 2002, short-term investments totaled $14,798,000. These funds are an important source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. The significant balance in short-term investments was partially attributable to the investment in federal funds sold as a result of excess funds from the Company's recently completed stock offerings.

Deposits

Average interest-bearing liabilities totaled $12,903,115 in 2002 which consisted solely of interest-bearing deposits.

Deposits. Average total deposits totaled $14,330,142 during 2002. At December 31, 2002, total deposits were $20,151,627.

The following table sets forth the deposits of the Company by category as of December 31, 2002.

                                    Deposits
                                                                   December 31,
                                                                   ------------
                                                                       2002
                                                                       ----
                                                                     Percent of
  (Dollars in thousands)                               Amount         Deposits
                                                       ------         --------
Demand deposit accounts .......................       $ 2,246           11%
NOW accounts ..................................         1,947           10
Savings accounts ..............................         4,825           24
Time deposits less than $100 ..................         7,204           36
Time deposits of $100 or over .................         3,930           19
                                                      -------          ---
   Total deposits .............................       $20,152          100%
                                                      =======          ===

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $16,221,647 at December 31, 2002.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 50.34% at December 31, 2002. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2002, is set forth in the following table:

            Maturities of Certificates of Deposit of $100,000 or More

                                                                                                After Six
                                                                                 After Three      Through       After
                                                                  Within Three   Through Six       Twelve      Twelve
  (Dollars in thousands)                                              Months         Months        Months      Months        Total
                                                                  -----------    -----------  ------------   ---------  -----------
  Certificates of deposit of $100 or more ...................     $     1,010    $       -    $      1,208   $   1,712  $     3,930

Approximately 26% of the Company's time deposits over $100,000 had scheduled maturities within three months, and 56% had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Bank exceeded the regulatory capital requirements at December 31, 2002 as set forth in the following table.

                     Analysis of Capital and Capital Ratios

  December 31,                                                            2002
                                                                        -------
  (Dollars in thousands)
  Tier 1 capital ....................................................   $ 7,163
  Tier 2 capital ....................................................       152
                                                                        -------
     Total qualifying capital .......................................   $ 7,315
                                                                        =======

  Risk-adjusted total assets (including off-balance-sheet exposures)    $17,082
                                                                        =======

  Tier 1 risk-based capital ratio ...................................     41.93%
  Total risk-based capital ratio ....................................     42.82%
  Tier 1 leverage ratio .............................................     23.18%

Off-Balance Sheet Risk

Through its operations, the Bank was made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $5,526,127 through various types of commercial lending arrangements. Approximately $5,389,460 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2002.

                              After One After Three

                                                                       Through      Through                   Greater
                                                        Within One       Three       Twelve      Within One      Than
(Dollars in thousands)                                      Month       Months       Months        Year       One Year        Total
                                                            -----       ------       ------        ----       --------        -----
Unused commitments to extend credit .................        $133       $   -         $640         $773        $4,753        $5,526
                                                             ====       =====         ====         ====        ======        ======

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Its significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed with the Company's annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. Refer to the portion of this discussion that addresses the allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity Management and Capital Resources

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. The Company also has the ability to obtain funds from various financial institutions should the need arise.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Bank's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7.  Financial Statements.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Carolina National Corporation
Columbia, South Carolina


We have  audited  the  accompanying  consolidated  balance  sheets  of  Carolina
National Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period February 14, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina National Corporation, as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and for the period February 14, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                        s/Elliott Davis, LLC


Elliott Davis, LLC
Columbia, South Carolina
February 6, 2003

                          CAROLINA NATIONAL CORPORATION

                           Consolidated Balance Sheets

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                      2002                  2001
                                                                                                      ----                  ----
Assets:
     Cash and cash equivalents:
         Cash and due from banks .......................................................         $    970,326          $    103,427
         Federal funds sold ............................................................           14,798,000                     -
                                                                                                 ------------          ------------
              Total cash and cash equivalents ..........................................           15,768,326               103,427
                                                                                                 ------------          ------------

     Investment securities:
         Securities held to maturity
           (fair value $5,377,718) .....................................................            5,373,101                     -
         Nonmarketable equity securities ...............................................              270,500                     -
                                                                                                 ------------          ------------
              Total investment securities ..............................................            5,643,601                     -
                                                                                                 ------------          ------------

     Loans receivable ..................................................................           10,144,579                     -
         Less allowance for loan losses ................................................              152,000                     -
                                                                                                 ------------          ------------
              Loans, net ...............................................................            9,992,579                     -
                                                                                                 ------------          ------------

     Premises, furniture and equipment, net ............................................              514,384                 4,560
     Accrued interest receivable .......................................................              103,023                     -
     Deferred tax asset ................................................................              719,501                     -
     Other assets ......................................................................               68,892                49,397
                                                                                                 ------------          ------------

              Total assets .............................................................         $ 32,810,306          $    157,384
                                                                                                 ============          ============

Liabilities:
     Deposits:
         Noninterest-bearing transaction accounts ......................................         $  2,245,732         $           -
         Interest-bearing transaction accounts .........................................            1,947,377                     -
         Savings and money market ......................................................            4,824,965                     -
         Time deposits $100,000 and over ...............................................            3,929,980                     -
         Other time deposits ...........................................................            7,203,573                     -
                                                                                                 ------------          ------------
              Total deposits ...........................................................           20,151,627                     -
                                                                                                 ------------          ------------

     Accrued interest payable ..........................................................               19,892                     -
     Other liabilities .................................................................               44,910                72,499
                                                                                                 ------------          ------------
              Total liabilities ........................................................           20,216,429                72,499
                                                                                                 ------------          ------------

Commitments and contingencies (Notes 9 and 11)

Shareholders' equity:
     Preferred stock, 10,000,000 shares authorized, none issued ........................                    -                     -
     Common stock, no par value, 20,000,000 shares authorized;
       and 1,427,303 shares issued, and 85,330 shares outstanding at
       December 31, 2002 and 2001, respectively ........................................           13,994,796               860,000
     Unearned stock compensation .......................................................                    -                (6,700)
     Retained deficit ..................................................................           (1,400,919)             (768,415)
                                                                                                 ------------          ------------
              Total shareholders' equity ...............................................           12,593,877                84,885
                                                                                                 ------------          ------------

              Total liabilities and shareholders' equity ...............................         $ 32,810,306          $    157,384
                                                                                                 ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                      Consolidated Statements of Operations
                      for the years ended December 31, 2002
                 and 2001, and for the period February 14, 2000
                        (inception) to December 31, 2000

                                                                                  2002               2001               2000
                                                                                  ----               ----               ----
Interest income:
     Loans, including fees ..........................................         $   141,281        $           -        $           -
     Investment securities:
         Escrow interest ............................................              16,366
         Taxable ....................................................              26,938                    -                    -
         Nonmarketable equity securities ............................               7,425                    -                    -
     Federal funds sold .............................................             124,340                    -                    -
                                                                              -----------          -----------          -----------
              Total .................................................             316,350                    -                    -
                                                                              -----------          -----------          -----------

Interest expense:
     Time deposits $100,000 and over ................................              48,537                    -                    -
     Other deposits .................................................             115,658                    -                    -
                                                                              -----------          -----------          -----------
              Total .................................................             164,195                    -                    -
                                                                              -----------          -----------          -----------

Net interest income .................................................             152,155                    -                    -

Provision for loan losses ...........................................             152,000                    -                    -
                                                                              -----------          -----------          -----------

Net interest income after provision for loan losses .................                 155                    -                    -
                                                                              -----------          -----------          -----------

Noninterest income:
     Service charges on deposit accounts ............................               1,216                    -                    -
     Residential mortgage origination fees ..........................             139,363                    -                    -
     Other ..........................................................              10,124                    -                    -
                                                                              -----------          -----------          -----------
         Total noninterest income ...................................             150,703                    -                    -
                                                                              -----------          -----------          -----------

Noninterest expenses:
     Salaries and employee benefits .................................             834,306              179,388              123,189
     Net occupancy ..................................................             151,405               44,793                7,878
     Furniture and equipment ........................................              53,825                    -                    -
     Other operating ................................................             463,327              317,913               95,254
                                                                              -----------          -----------          -----------
         Total noninterest expense ..................................           1,502,863              542,094              226,321
                                                                              -----------          -----------          -----------

Loss before income taxes ............................................          (1,352,005)            (542,094)            (226,321)

Income tax benefit ..................................................            (719,501)                   -                    -
                                                                              -----------          -----------          -----------

Net loss ............................................................         $  (632,504)         $  (542,094)         $  (226,321)
                                                                              ===========          ===========          ===========

Earnings per share
Basic loss per share ................................................         $     (0.91)                 N/A                  N/A
                                                                              ===========          ===========          ===========

Average shares outstanding ..........................................             693,427               36,597                4,104
                                                                              ===========          ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

           Consolidated Statements of Changes in Shareholders' Equity
                      for the years ended December 31, 2002
                 and 2001, and for the period February 14, 2000
                        (inception) to December 31, 2000



                                                                                         Unearned
                                                              Common stock                stock
                                                              ------------                compen-        Retained
                                                           Shares        Amount           sation          deficit          Total
                                                           ------        ------           ------          -------          -----
Balance, February 14, 2000 .....................                     $                $                $                $

Proceeds from the sale of stock ................          22,000          220,000                                           220,000

Net loss .......................................                                                           (226,321)       (226,321)
                                                    ------------     ------------     ------------     ------------    ------------

Balance, December 31, 2000 .....................          22,000          220,000                          (226,321)         (6,321)

Proceeds from the sale of stock ................          74,000          740,000                                           740,000

Redemption of stock (10,000 shares at
  $10.00 per share) ............................         (10,000)        (100,000)                                         (100,000)

Unearned stock compensation ....................            (670)                           (6,700)                          (6,700)

Net loss .......................................                                                           (542,094)       (542,094)
                                                    ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2001 .....................          85,330          860,000           (6,700)        (768,415)         84,885

Proceeds from sale of stock ....................       1,341,303       13,413,030                                        13,413,030

Stock issuance costs ...........................                         (278,234)                                         (278,234)

Net loss .......................................                                                           (632,504)       (632,504)

Earned stock compensation ......................             670                             6,700                            6,700
                                                    ------------     ------------     ------------     ------------    ------------

Balance,
  December 31, 2002 ............................       1,427,303     $ 13,994,796     $          -     $ (1,400,919)    $12,593,877
                                                    ============     ============     ============     ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                      Consolidated Statements of Cash Flows
                      for the years ended December 31, 2002
                 and 2001, and for the period February 14, 2000
                        (inception) to December 31, 2000


                                                                                   2002                2001                2000
                                                                                   ----                ----                ----
Cash flows from operating activities:
Net loss ............................................................        $   (632,504)        $   (542,094)        $   (226,321)
Adjustments to reconcile net loss to net cash used by
  operating activites:
     Provision for loan losses ......................................             152,000                    -                    -
     Depreciation and amortization expense ..........................              40,705                    -                    -
     Discount accretion and premium amortization ....................               7,711                    -                    -
     Deferred income tax benefit ....................................            (719,501)                   -                    -
     Increase in accrued interest receivable ........................            (103,023)                   -                    -
     Increase in accrued interest payable ...........................              19,892                    -                    -
     Increase in other assets .......................................             (19,495)                   -                    -
     Increase (decrease) in other liabilities .......................             (27,589)               4,513               26,889
                                                                             ------------         ------------         ------------
         Net cash used by operating activities ......................          (1,281,804)            (537,581)            (199,432)
                                                                             ------------         ------------         ------------

Cash flows from investing activities:
     Purchases of securities held to maturity .......................          (8,680,812)                   -                    -
     Purchases of nonmarketable equity securities ...................            (270,500)                   -                    -
     Calls of securities held to maturity ...........................           3,300,000                    -                    -
     Net increase in loans ..........................................         (10,144,579)                   -                    -
     Purchase of premises, furniture and equipment ..................            (550,529)              (4,560)                   -
                                                                             ------------         ------------         ------------
         Net cash used by investing activities ......................         (16,346,420)              (4,560)                   -
                                                                             ------------         ------------         ------------

Cash flows from financing activities:
     Net increase in demand deposits, interest-bearing
       transaction accounts and savings accounts ....................          11,133,553                                         -
     Net increase in certificates of deposit and
       other time deposits ..........................................           9,018,074                                         -
     Issuance of common stock, net of direct costs ..................          13,134,796              725,000              220,000
     Earned deferred stock compensation .............................               6,700                    -                    -
     Redemption of stock ............................................                   -             (100,000)                   -
                                                                             ------------         ------------         ------------
         Net cash provided by financing activites ...................          33,293,123              625,000              220,000
                                                                             ------------         ------------         ------------

Net increase in cash and cash equivalents ...........................          15,664,899               82,859               20,568

Cash and cash equivalents, beginning of period ......................             103,427               20,568                    -
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of period ............................        $ 15,768,326         $    103,427         $     20,568
                                                                             ============         ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Carolina National Corporation (the Company) was incorporated on February 14, 2000, to be a bank holding company for its subsidiary, Carolina National Bank & Trust Company (the Bank). Carolina National Bank & Trust Company commenced business on July 15, 2002. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Richland County, South Carolina. The Bank is chartered under the National Bank act, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management's Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Significant Group Concentrations of Credit Risk - Most of the Company's activities are with customers located within the Columbia, South Carolina metropolitan area. The types of securities in which the Company invests are discussed in Note 3. The types of lending in which the Company engages are discussed in Note 4. The Company does not have any significant concentrations to any one industry or customer.

Securities Held to Maturity - Investment securities are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method. The Company has the ability and management has the intent to hold investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The Company does not actively trade securities and has no securities classified as available for sale at December 31, 2002.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. The stocks have no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2002, the Bank's investment in Federal Home Loan Bank stock was $500. The investment in Federal Reserve Bank stock totaled $270,000 at December 31, 2002. Dividends received on these stocks are included as a separate component of interest income.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pre-opening expenses - The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (February 14, 2000 to July 14, 2002).

On July 14, 2002, the close of the development stage period, the Company's financial position was as follows:

                  Prepaid expenses ...........................  $      39,896
                  Premises and equipment .....................         48,648
                  Deferred stock offering costs ..............        256,262
                  Pre-opening expenses .......................     (1,212,497)
                                                                -------------

                  Net pre-opening expenses ...................  $    (867,691)
                                                                =============

Loans receivable - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2002, management has determined that no impairment of loans existed.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses and depreciable premises and equipment.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 13. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Bank in connection with the initial offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for both the stock options and stock warrants.

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                       2002
                                                                       ----

Net loss, as reported ......................................        $  (632,504)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............           (415,522)
                                                                    -----------

Pro forma net loss .........................................        $(1,048,026)
                                                                    ===========

Loss per share:
  Basic - as reported ......................................        $     (0.91)
                                                                    ===========
  Basic - pro forma ........................................        $     (1.51)
                                                                    ===========

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 0 percent for the year; expected volatility of 0 percent for the year; risk-free interest rate of 3.84 percent for 2002; and expected life of 10 years.

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method. The outstanding warrants and stock options are not considered common stock equivalents and therefore, dilutive loss per share are not presented.

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $164,195 for the year ended December 31, 2002. No interest was paid for the year ended December 31, 2001 or for the period February 14, 2000 to December 31, 2000, respectively.

There were no income tax payments during the years ended December 31, 2002 and 2001, or for the period February 14, 2000 to December 31, 2000.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - In October 2002, the FASB issued SFAS No. 147, Accounting for Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications - Certain captions and amounts in the 2001 and 2000 financial statements were reclassified to conform with the 2002 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with The Bankers Bank to cover all cash letter transactions. At December 31, 2002, the requirement was met by the cash balance in the account and by the line available for federal funds.


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities held to maturity were:

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

                                                                                             Gross Unrealized
                                                                     Amortized               ----------------            Estimated
                                                                        Costs             Gains            Losses        Fair Value
                                                                        -----             -----            ------        ----------
December 31, 2002
U.S. government agencies and corporations                         $    5,373,101    $       4,617     $           -    $   5,377,718
                                                                  ==============    =============     =============    =============

There were no sales of securities in 2002.

NOTE 3 - INVESTMENT SECURITIES (continued)

The following is a summary of maturities of securities held to maturity as of December 31, 2002. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                Amortized        Estimated
                                                   Cost          Fair Value
                                                   ----          ----------

Due after one year but within five years ...  $   5,373,101    $   5,377,718
                                              =============    =============


NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

                                                                    December 31,
                                                                       2002
                                                                       ----
Real estate - mortgage .................................             $ 7,525,657
Commercial and industrial ..............................               2,417,829
Consumer and other .....................................                 201,093
                                                                     -----------

     Total gross loans .................................             $10,144,579
                                                                     ===========

Transactions in the allowance for loan losses during 2002 are summarized below:

                                                                          2002
                                                                          ----
Balance, beginning of year .................................       $           -
Provision charged to operations ............................             152,000
                                                                        --------

         Balance, end of year ..............................            $152,000
                                                                        ========

At December 31, 2002, the Bank had no loans in nonaccrual status. There were no loans past due ninety days or more and still accruing interest at December 31, 2002.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in the Columbia, South Carolina metropolitan area.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

                                                                 December 31,
                                                                 ------------
                                                             2002          2001
                                                             ----          ----
Leasehold improvements ...............................     $ 75,415     $      -
Furniture and equipment ..............................      479,674        4,560
                                                           --------     --------
         Total .......................................      555,089        4,560
Less, accumulated depreciation .......................       40,705            -
                                                           --------     --------

         Premises, furniture and equipment, net ......     $514,384     $  4,560
                                                           ========     ========


NOTE 6 - DEPOSITS

At December 31, 2002, the scheduled maturities of certificates of deposit were as follows:

Maturing In:                                                       Amount
-----------                                                    -------------
2003 .....................................................     $   6,370,562
2004 .....................................................         4,269,019
2005 .....................................................           162,079
2006 .....................................................           232,450
2007 .....................................................            99,443
                                                               -------------

         Total ...........................................     $  11,133,553
                                                               =============


NOTE 7 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2002 and 2001, and for the period February 14, 2000 to December 31, 2000 are summarized below:

                                                     2002      2001       2000
                                                     ----      ----       ----
Professional fees .............................   $100,018   $ 73,044   $ 92,500
Telephone expenses ............................     20,015          -          -
Office supplies, stationery, and printing .....     50,573          -          -
Service bureau and related expenses ...........     23,928          -          -
Advertising and public relations ..............    137,834     17,185          -
Postage .......................................     11,247          -          -
Other (including pre-opening expenses) ........    119,712    227,684      2,754
                                                  --------   --------   --------

         Total ................................   $463,327   $317,913   $ 95,254
                                                  ========   ========   ========

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 8 - INCOME TAXES

Income tax expense for 2002 is summarized as follows:

                                                                          2002
                                                                          ----
Current portion
  Federal ...............................................               $      -
  State .................................................                      -
                                                                        --------
     Total current ......................................                      -
                                                                        --------
Deferred:
  Federal ...............................................                719,501
  State .................................................                      -
                                                                        --------
     Total deferred .....................................                719,501
                                                                        --------
Income tax benefit ......................................               $719,501
                                                                        ========


The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

                                                                    December 31,
                                                                    ------------
                                                                         2002
                                                                         ----
Deferred tax assets:
     Allowance for loan losses ...............................        $ 50,290
     Net operating loss carryforward .........................         343,930
     Organization and start-up costs .........................         371,024
                                                                      --------
         Total deferred tax assets ...........................         765,244
                                                                      --------

Deferred tax liabilities:
     Accumulated depreciation ................................          45,743
                                                                      --------
         Total deferred tax liabilities ......................          45,743
                                                                      --------

         Net deferred tax asset ..............................        $719,501
                                                                      ========

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2002, management believes it will fully realize 100% of the Company's deferred tax asset.

The Company has a net operating loss for income tax purposes of $2,115,362 as of December 31, 2002. This net operating loss expires in the year 2022.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2002 to income before income taxes follows:

                                                                         2002
                                                                         ----
Tax expense (benefit) at statutory rate .......................       $(651,688)
State income tax, net of federal income tax effect ............         (67,813)
                                                                      ---------
    Income tax benefit ........................................       $(719,501)
                                                                      =========

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 9 - LEASES

The Company leases part of a building as its main branch location and its center of operations. The operating lease has an initial five-year term, which expires January 31, 2007, and is renewable, at the Company's option, for five five-year terms at a 10% increased monthly rental. The lease requires monthly payments of $7,289 for years 1 and 2 of the initial lease period, and $8,098 a month for the three years thereafter. The monthly payments upon the first renewal will be $8,908.

Additionally, the Company leases another building as a branch location. The operating lease has an initial ten-year, two-month term, which expires January 31, 2012. The lease requires monthly payments of $4,000 for the first five years of the initial lease period, and $4,400 a month for the remainder of the lease.

Rental expense under these operating lease agreements was $123,673 for the year ended December 31, 2002.

Minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

    2003                                                                $135,462
    2004                                                                 144,370
    2005                                                                 145,180
    2006                                                                 145,580
    2007                                                                  60,898
    Thereafter                                                           215,600
                                                                        --------
    Total minimum future rental payments                                $847,090
                                                                        ========


NOTE 10 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2002, the Company had related party loans totaling $710,718. During 2002, advances on related party loans totaled $716,968, and repayments were $6,250.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 12 - STOCK WARRANTS

The organizers of the Bank received stock warrants giving them the right to purchase two shares for every three shares they purchased in the initial offering of the Company's common stock at a price of $10 per share. The warrants vest one-third on July 15 of each of 2003, 2004 and 2005 and expire on July 15, 2012. Warrants held by directors of the Bank will expire 90 days after the director ceases to be a director or officer of the Bank (365 days if due to death or disability).

A summary of the status of the Company's stock warrants as of December 31, 2002, and changes during the year is presented below:

                                                                          2002
                                                                          ----
                                                                        Warrants
                                                                        --------
Outstanding at beginning of year ............................                  -
Granted .....................................................            193,333
Exercised ...................................................                  -
Cancelled ...................................................                  -
                                                                         -------

Outstanding at end of year ..................................            193,333
                                                                         =======

At December 31, 2002, none of the warrants were exercisable.


NOTE 13 - STOCK COMPENSATION PLAN

Under the terms of an employment agreement with the Company's Chief Executive Officer (CEO), stock options were granted to him as part of his compensation and benefits package. Under the agreement, the CEO was granted 64,701 stock options on July 15, 2002. These options will vest at a rate of 20% per year for five years, beginning with the grant date. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

The Company has also committed and expects to issue stock options to key employees. At December 31, 2002, none of these options had been issued.

A summary of the status of the Bank's stock option plan as of December 31, 2002, and changes during the period is presented below:

                                                                2002
                                                                ----
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                           Shares         Price
                                                           ------         -----
Outstanding at beginning of year .................              -       $      -
Granted ..........................................         64,701          10.00
Exercised ........................................              -              -
Forfeited ........................................              -              -
                                                           ------

Outstanding at end of year .......................         64,701
                                                           ======

There were 12,940 options exercisable at December 31, 2002.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 14- LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during 2002 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

                                                                         2002
                                                                         ----
Net loss per share - basic computation:

Net loss to common shareholders .............................         $(632,504)
                                                                      =========

Average common shares outstanding - basic ...................           693,427
                                                                      =========

Basic loss per share ........................................         $   (0.91)
                                                                      =========


NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2002, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 15 - REGULATORY MATTERS (continued)

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2002.

                                                                                                                     To Be Well-
                                                                                                                 Capitalized Under
                                                                                          For Capital            Prompt Corrective
                                                                     Actual            Adequacy Purposes         Action Provisions
                                                                     ------            -----------------         -----------------
                                                              Amount        Ratio      Amount       Ratio      Amount         Ratio
                                                              ------        -----      ------       -----      ------         -----

December 31, 2002
     Total capital (to risk-weighted assets) ..........     $7,315,000     42.82%    $1,337,040     8.00%    $1,671,300       10.00%
     Tier 1 capital (to risk-weighted assets) .........      7,163,000     41.93        668,520     4.00      1,002,780        6.00
     Tier 1 capital
     (to average assets) ..............................      7,163,000     23.18      1,236,200     4.00      1,545,250        5.00

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 16 - UNUSED LINES OF CREDIT

As of December 31, 2002, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $2,000,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which totaled $3,224,000 as of December 31, 2002. As of December 31, 2002, the Bank had not drawn any advances on this line.


NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of Carolina National Corporation to pay cash dividends is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, there are restrictions on the ability of the subsidiary to transfer funds to Carolina National Corporation in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank's net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. As of December 31, 2002, the banking subsidiary had no retained earnings available for dividends.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 18 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The  following   table   summarizes  the  Bank's   off-balance-sheet   financial
instruments whose contract amounts represent credit risk:

                                                                   December 31,
                                                                        2002
                                                                        ----

Commitments to extend credit                                       $   5,526,127
                                                                   =============

There were no outstanding letters of credit at December 31, 2002.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of securities held to maturity equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Accrued  Interest   Receivable  and  Payable  -  The  carrying  value  of  these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet   Financial   Instruments  -  The  carrying  amount  for  loan
commitments which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                            December 31,
                                                            ------------
                                                                2002
                                                                ----
                                                      Carrying        Estimated
Financial Assets: ..............................        Amount        Fair Value
                                                     -----------     -----------
     Cash and due from banks ...................     $   970,326     $   970,326
     Federal funds sold ........................      14,798,000      14,798,000
     Securities held to maturity ...............       5,373,101       5,377,718
     Nonmarketable equity securities ...........         270,500         270,500
     Loans receivable ..........................      10,144,579      10,150,508
     Accrued interest receivable ...............         103,023         103,023

Financial Liabilities:
     Demand deposit, interest-bearing
       transaction, and savings accounts .......     $ 9,018,074     $ 9,018,074
     Certificates of deposit and other
       time deposits ...........................      11,133,553      11,337,959
     Accrued interest payable ..................          19,892          19,892

                                                        Notional      Estimated
                                                         Amount       Fair Value
                                                         ------       ----------
Off-Balance Sheet Financial Instruments:
      Commitments to extend credit ...............     $5,526,127     $5,526,127

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 20 - CAROLINA NATIONAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Carolina National Corporation (Parent Company Only).

                            Condensed Balance Sheets

                                                              December 31,
                                                              ------------
                                                          2002            2001
                                                          ----            ----
Assets
     Cash ..........................................   $ 4,745,836   $   103,427
     Investment in banking subsidiary ..............     7,882,041             -
     Other assets ..................................             -        53,957
                                                       -----------   -----------
         Total assets ..............................   $12,627,877   $   157,384
                                                       ===========   ===========

Liabilities and shareholders' equity
     Other liabilities .............................   $    34,000   $    72,499
     Shareholders' equity ..........................    12,593,877        84,885
                                                       -----------   -----------

         Total liabilities and shareholders' equity    $12,627,877   $   157,384
                                                       ===========   ===========



                       Condensed Statements of Operations
                 for the years ended December 31, 2002 and 2001,
            and for the period February 14, 2000 to December 31, 2000

                                                                                       2002              2001               2000
                                                                                       ----              ----               ----
Income ....................................................................         $  16,368          $       -          $       -

Expenses
     Other expenses .......................................................                 -            542,094            226,321
                                                                                    ---------          ---------          ---------

Income (loss) before income taxes and equity in
  undistributed earnings of banking subsidiary ............................            16,368           (542,094)          (226,321)

     Income tax benefit ...................................................                 -                  -                  -

     Equity in undistributed losses of banking subsidiary .................          (648,872)                 -                  -
                                                                                    ---------          ---------          ---------

     Net loss .............................................................         $(632,504)         $(542,094)         $(226,321)
                                                                                    =========          =========          =========

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 20 - CAROLINA NATIONAL CORPORATION (PARENT COMPANY ONLY) (continued)

                       Condensed Statements of Cash Flows
                 for the years ended December 31, 2002 and 2001,
            and for the period February 14, 2000 to December 31, 2000


                                                                                      2002              2001               2000
                                                                                      ----              ----               ----
Cash flows from operating activities:
     Net loss .............................................................      $   (632,504)      $   (542,094)      $   (226,321)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Decrease in other assets .........................................            53,957                  -                  -
         Equity in undistributed losses of banking subsidiary .............           648,872                  -                  -
         Pre-opening expenses transferred to the Bank .....................           769,087                  -                  -
         (Decrease) increase in other liabilities .........................           (38,499)             4,513             26,889
                                                                                 ------------       ------------       ------------
         Net cash provided (used) by operating activities .................           800,913           (537,581)          (199,432)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
     Purchase of Bank stock ...............................................      $ (9,300,000)     $           -      $           -
     Purchase of premises and equipment ...................................                 -             (4,560)                 -
                                                                                 ------------       ------------       ------------
         Net cash used by operating activities ............................        (9,300,000)            (4,560)                 -
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
     Earned deferred stock ................................................             6,700                  -                  -
     Issuance of common stock, net of direct costs ........................        13,134,796            725,000            220,000
     Redemption of stock ..................................................                 -           (100,000)                 -
                                                                                 ------------       ------------       ------------
         Net cash provided by financing activities ........................        13,141,496            625,000            220,000
                                                                                 ------------       ------------       ------------

Net increase in cash and cash equivalents .................................         4,642,409             82,859             20,568

Cash and cash equivalents, beginning of period ............................           103,427             20,568                  -
                                                                                 ------------       ------------       ------------

Cash and cash equivalents, end of period ..................................      $  4,745,836       $    103,427       $     20,568
                                                                                 ============       ============       ============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                                   MANAGEMENT

Directors

         Each of the persons named below is currently a director of the Company. Each director will serve until the 2003 annual meeting of shareholders or until his or her successor is chosen and qualifies. The directors of the Company are also the directors of Carolina National Bank & Trust Company. Set forth below is information about the business experience for the past five years of each of the directors and the other positions held with the Company, if any. Each director has been a director of the Company since 2001.


         Charlotte J. Berry, age 71, is a philanthropist active in numerous local and national charitable organizations.

         I. S. Leevy Johnson, age 61, has been an attorney with Johnson, Toal & Battiste, P.A. since 1976. Mr. Johnson is also an owner of Leevy Funeral Home.

         C. Whitaker Moore, age 55, has been a real estate broker with Coldwell Banker Tom Jenkins Realty since 1970. Mr. Moore has also been an owner of the firm since 1994.

         William H. Stern, age 46, has been President of Stern & Stern and Associates, a commercial real estate development company, since 1984.

         Kirkman Finlay, III, age 32, has been Vice President, Chief Executive Officer and an owner of Rising High Natural Bread Co., a bakery and restaurant, since 1996. Mr. Finlay is also Managing Member or an officer and an owner of a number of companies involved in the real estate business, farming or investment.

         R. C. McEntire, Jr., age 59, has been President and operator of each of
R. C. McEntire & Co., Inc. (produce processing and sales), R. C. McEntire Trucking, Inc. (produce hauling), Lands Inn, Inc. (hotels) and Long Branch Farm, Inc. (waste management) since 1996.

         Joel A. Smith, III, age 57, has been Dean of the Darla Moore School of Business since October of 2000. From June of 1998 until August of 2000, Mr. Smith was President of the East Region of Bank of America. Prior to that time, from 1991 until acquisition of the Bank by Bank of America in June of 1998, Mr. Smith was President of NationsBank Carolinas. Additionally he serves on the Board of Directors of Avanex Corporation, chairing the Audit Committee, and the Board of Directors for NETBANK, Inc.

         Robert E. Staton, Sr., age 56, is currently President of the United Way of SC and was Chairman, President and Chief Executive Officer of Colonial Life & Accident Insurance Company from 1994 until his retirement in July of 2001.

         William P. Cate, age 59, represents Milliken Forestry Co. in timberland and farm land sales. Mr. Cate is also a farmer and was General Manager of South Carolina operations for Snider Tire, Inc., Greensboro, North Carolina, from 2000 until his retirement January 1, 2002. From 1968 until sale of the Company to Snider Tire in 2000, Mr. Cate was Chairman, Chief Executive Officer and an owner of Cate-McLaurin Co., Inc., a commercial tire sales and retreading business.

         Angus B. Lafaye, age 59, has been President of Milliken Forestry Co., Inc., a forestry consulting business, since 1998. Mr. Lafaye was Vice President and Treasurer of Milliken Forestry Co. from 1985 to 1998.

         Leon Joseph Pinner, Jr., age 68, has been in radio and television since 1950 and has been with WIS-TV since 1963. In January 2001, he semi-retired from WIS and became a freelance broadcaster.

         Joe E. Taylor, Jr. age 44, has been President and owner of Southland Log Homes, Inc. since 1980.

         Roger B. Whaley, age 56, has served as a director, President and Chief Executive Officer of the Company since November, 2001, and of Carolina National Bank & Trust Company since 2002. Mr. Whaley was employed by an investment firm from November of 2000 until November, 2001. From 1971 until his retirement in August of 2000, Mr. Whaley was with Bank of America, where for the last four years of employment he served as President of Bank of America, Oklahoma, and, in 1999, also assumed responsibilities as Small Business Banking Executive for the Midwest (Arkansas, Illinois, Iowa, Kansas, Missouri and Oklahoma).

Executive Officers

         Roger B. Whaley and John W. Hobbs are the only executive officers of the Company. Information about Mr. Whaley is set forth above under "Management - Directors." Mr. Hobbs, age 41, is the Chief Operations Officer and Chief Financial Officer of the Company, a position he has held since January, 2002. Mr. Hobbs is a certified public accountant. From August, 1996 to January, 2002 he was the Chief Financial Officer and Senior Vice President of FNB Bancshares, Inc., a bank holding company located in Gaffney, South Carolina.

Item 10. Executive Compensation.

                             MANAGEMENT COMPENSATION

Executive Officer Compensation

         The following table sets forth information about the Chief Executive Officer's compensation for the year ended December 31, 2002. No other executive officers earned $100,000 or more during the year ended December 31, 2002.

                           Summary Compensation Table

                                                                                      Long Term
                                                                                    Compensation
                                                                                    ------------
                                        Annual Compensation(1) Awards
                                        ---------------------- ------
                                                                                      Number of
                                                                                     Securities
                                                                                     Underlying          All Other
                                                                                       Options            Compen-
Name and Principal Position         Year         Salary              Bonus             Awarded            sation
---------------------------         ----         ------              -----           -----------          ------

Roger B. Whaley                     2002        $135,000               -0-              64,701           $31,379
 President and Chief                2001          21,548               -0-                 -0-               -0-
 Executive Officer

---------------

(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of total salary plus bonus.

                        Option Grants in Last Fiscal Year

         The following table sets forth information about options granted to the Chief Executive Officer in 2002.

                                               Individual Grants
                                               -----------------
                                      Number of           % of Total
                                      Securities            Options
                                      Underlying          Granted to            Exercise
                                       Options             Employees             Price              Expiration
        Name                          Granted(1)            in 2002           (per share)               Date
                                      ----------            -------           -----------               ----

Roger B. Whaley                         64,701               100%                $10.00           July 15, 2012
     President, Chief
     Executive Officer

--------------------
(1) Options on 64,701 shares were granted on July 15, 2002 and became/become exercisable in 12,940 share increments on July 15, 2002, 2003, 2004, 2005 and 2006.

          Option Exercises and Year End Options Outstanding and Values

         No options were exercised by the Chief Executive Officer during 2002. The following table sets forth information about options held by the Chief Executive Officer at December 31, 2002.

                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                       Shares Acquired     Value          Options 12/31/02              Options 12/31/02(1)
Name                     on Exercise     Realized   Exercisable     Unexercisable   Exercisable      Unexercisable
                       ---------------   --------   -----------     -------------   -----------      -------------

Roger B. Whaley              -0-            -0-          12,940            51,761           -0-                -0-

-----------------

(1) Based on a price of $10.00 per share, the price at which the Company's Common Stock sold in two public offerings in 2001 and 2002. The Common Stock is not, however, widely traded and such price may not be indicative of market value.

Employment Agreement

         The Company has entered into an employment agreement with Mr. Whaley, which provides for his employment as President and Chief Executive Officer of the Company and Carolina National Bank & Trust Company. The agreement commenced on the date of opening of the Bank, July 15, 2002, and is for a term of two years. Beginning on the first anniversary of opening of the Bank, and on each day thereafter, the term of the Agreement will automatically be extended for an additional day unless, prior to such extension, Mr. Whaley, the Company or the Bank gives written notice to the other parties that the Agreement will not be extended.

         The Agreement provides for payment to Mr. Whaley of an initial base salary of $135,000 per year, which the Board of Directors of the Bank will periodically review and may (but is not required to) increase. Mr. Whaley will also be entitled to receive an annual cash bonus if the Company and Carolina National Bank & Trust Company achieve certain performance levels established by the Board of Directors from time to time. The Company also provided Mr. Whaley with stock options for a number of shares of the Company's common stock equal to 5% of the common stock subscribed for in the initial public offering. The options provide for an exercise price of $10.00 per share, termination ten years after the date of grant, and vesting one-fifth at the time of grant and one-fifth on each anniversary thereafter. If Mr. Whaley terminates his employment without Good Reason (as defined in the Agreement) or is terminated by the Bank with Cause (as defined in the agreement) the options will terminate 30 days after the date of termination of employment. The Bank also provides Mr. Whaley with group medical, dental, disability and life insurance; an automobile allowance; dining club dues and country club dues; and such other benefits as the Bank provides to its employees generally.

         If Mr. Whaley's employment is terminated by the Company or the Bank for Cause during the term of the Agreement, by Mr. Whaley's action not for Good Reason or as a result of Mr. Whaley 's death, disability or retirement, Mr. Whaley will be paid his base salary through the last day of the month in which termination occurs at the annual rate then in effect, together with any bonus that has been awarded prior to the date of termination, any benefits to which he may be entitled as a result of the termination under terms and conditions of plans or arrangements then in effect, and any automobile expenses or club dues due to him as of the date of termination of the Agreement. If Mr. Whaley 's employment is terminated during the term of the Agreement other than by death, disability or retirement, and (i) by action of Mr. Whaley for Good Reason, or
(ii) by action of the Bank other than for Cause, Mr. Whaley will be paid all of the foregoing compensation. In addition, for a period of two years after the date of termination, the Bank will continue to pay Mr. Whaley his base salary in effect at the date of termination; the Bank will continue to provide Mr. Whaley with insurance coverage; and all unexercised stock options granted to Mr. Whaley will immediately vest and become exercisable.

         The provisions of the Agreement are subject to certain limitations if required by the provisions of the Federal Deposit Insurance Act. Mr. Whaley agrees to abide by the Bank's and the Company's rules and procedures designed to protect their Confidential Information (as defined in the Agreement) and to preserve and maintain such information in strict confidence during his employment and as long thereafter as the Confidential Information remains, in the sole opinion of the Bank or the Company, proprietary and confidential.

         Mr. Whaley agrees that (i) for a period of 12 months after termination of the agreement by him other than for Good Reason, or (ii) during the continuation of any base salary payments to him, whichever is later, he will not manage, operate or be employed by, participate in, or be connected in any manner with the management, operation, or control of any banking business conducted within a 25 mile radius of any operating office of the Company or any of its subsidiaries. Mr. Whaley further agrees that for a period of 12 months after termination of his employment by him other than for Good Reason or the completion of base salary payments, whichever is later, he will not solicit the business of, or patronage from, any customers of the Company or its subsidiaries, and he will not seek to, or assist others to, persuade any employee of the Bank to discontinue employment with the Bank or seek employment or engage in any business of the Bank. Any controversies or claims arising out of or relating to the Employment Agreement are required to be settled by binding arbitration.

         The foregoing is merely a summary of certain provisions of the Employment Agreement, and is qualified in its entirety by reference to such Agreement. In addition to the foregoing Employment Contract, the Company paid Mr. Whaley $50,000.00 to cover costs and expenses associated with his relocating from Charleston, South Carolina to Columbia, South Carolina.

Compensation of Directors

         Directors of the Company are not presently compensated for their service as directors, though they may be reimbursed for reasonable expenses. The Company has granted stock warrants to the directors to compensate them for: (a) their time and efforts as organizers and directors; (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of Carolina National Bank & Trust Company and to provide capital for the Bank; and (c) their continued service as directors. Directors received two stock warrants for every three shares they purchased prior to the opening of Carolina National Bank & Trust Company. One-third of the warrants vest and become exercisable on each of the first three anniversaries of the opening of the Bank (July 15, 2002). Vested warrants expire on the earlier of 90 days after termination of the director's status as a director (one year after death or disability) or ten years after opening of the Bank and have an exercise price of $10.00 per share. The Company may, in the future and by act of the Board of Directors, compensate directors with cash payments, grants of stock or stock options.

         Assuming all of the warrants issued to the directors are exercised and that the Company issues no further common stock, the directors would beneficially own an aggregate of 478,997, or 29.6% of the Company's outstanding common stock upon exercise of all warrants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information about the beneficial ownership of the Company's common stock as of February 28, 2003, by each current director, the Chief Executive Officer, and all directors and executive officers as a group. Management knows of no person who beneficially owns more than 5% of the Company's common stock.

                                                      Number of Shares               % of Common Stock
                                                    Beneficially Owned(1)               Outstanding
                                                    ---------------------               -----------
Name

Charlotte J. Berry                                             10,500(2)                          *
William P. Cate                                                15,000                           1.0
Kirkman Finlay, III                                            50,000                           3.5
I. S. Leevy Johnson                                            10,000(3)                          *
Angus B. Lafaye                                                10,000                             *
R. C. McEntire, Jr.                                            27,000(4)                        1.9
C. Whitaker Moore                                              15,000                           1.0
Leon Joseph Pinner, Jr.                                         4,000(5)                          *
Joel A. Smith, III                                             15,000                           1.0
Robert E. Staton, Sr.                                          12,500(6)                          *
William H. Stern                                               50,000(7)                        3.5
Joe E. Taylor, Jr.                                             50,000                           3.5
Roger B. Whaley                                                32,940(8)                        2.3
All directors and executive officers as a
group (14 persons)                                            302,190                          21.0

----------------------
*less than 1%
(1) Does not include for each director warrants to purchase two shares for every three shares purchased in the Company's prior stock offerings because none of such warrants becomes exercisable prior to July 15, 2003. See" - Management Compensation -- Director Compensation."
(2)  Includes 500 shares held by Mrs. Berry as custodian for her grandchildren.
(3)  Includes 2,000 shares owned by Mr. Johnson's wife.
(4) Includes 4,208 shares owned in an IRA for the benefit of Mr. McEntire's wife and 1,000 shares owned by each of Mr. McEntire's daughters.
(5)  Includes 1,000 shares owned jointly with Mr. Pinner's wife.
(6)  Includes 2,500 shares owned jointly with Mr. Staton's wife.
(7)  Includes 7,500 shares held by Mr. Stern as custodian for his sons.
(8)  Includes options to purchase 12,940 shares.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. This table does not include information relating to the 2003 Stock Option Plan.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                0                            0                            0

Equity compensation
plans not approved
by security holders             263,586                      $10.00                       0
                                -------                      ------                       -

Total                           263,586                      $10.00                       0
                                =======                      ======                       =

         See "Management Compensation -- Compensation of Directors" above for a brief discussion of the material features of the foregoing warrants.

Item 12. Certain Relationships and Related Transactions.

         The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2002 was $710,718. During 2002, $716,968 of new advances were made and repayments totaled $6,250.

         During the Bank's organizational period, the Company entered into an agreement with Leon Joseph Pinner, Jr., one of its directors and an organizer of the Bank, pursuant to which Mr. Pinner is available to market, serve as spokesperson for, and make promotional appearances on behalf of, Carolina National Bank & Trust Company. For his services, Mr. Pinner was paid $200.00 per month for the first four months, and $1,500 per month thereafter for the following 20 months, and is reimbursed for his expenses. The Company also agreed to issue Mr. Pinner 1,500 shares of its common stock in lieu of the first $15,000 of payments due under the agreement. These shares have been issued to Mr. Pinner.

         The Company granted stock warrants to purchase 6,666 and 2,222 shares of common stock to David A. Ward and Harold Hunt, respectively. Both of Messrs. Ward and Hunt were organizers of the Bank and Mr. Hunt was a director of Carolina National Corporation. These warrants were granted to Messrs. Ward and Hunt to compensate them for: (a) their time and efforts as organizers; and (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of the Bank and to provide capital for the Bank. The warrants expire ten years after opening of the Bank and have an exercise price of $10.00 per share.

         On November 5, 2001, James A. Gunter, who had served as Chief Executive Officer of the Company since its organization, resigned as an officer and director. The Company and Mr. Gunter entered into a Severance Agreement pursuant to which the Company was required, for a period of one year from November 5, 2001, to continue to pay Mr. Gunter's salary and benefits, which payments total approximately $145,000. The agreement also provided for the Company to redeem 5,000 shares of its common stock from Mr. Gunter for an aggregate of $50,000, which is the amount Mr. Gunter paid for the shares. The agreement released Mr. Gunter from his obligations not to compete with the Company or Carolina National Bank & Trust Company, but requires him to maintain in confidence all non-public information about the Company and Bank.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

         Exhibit No. in
         Item 601 of
         Regulation S-B)                    Description

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

          21                  Subsidiaries of Carolina National Corporation


*Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-76512)

**Incorporated by reference to Exhibit 10.1 to Registrant's Registration statement on Form SB-2 (File No. 333-97397).

(b)      Reports on Form 8.K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2002.

Item 14. Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Carolina National Corporation


March 28, 2003                   By: s/Roger B. Whaley
                                    --------------------------------------------
                                     Roger B. Whaley
                                     President and Chief Executive Officer


                                  By: s/John W. Hobbs
                                     -------------------------------------------
                                      John W. Hobbs
                                      Executive Vice President
                                      (Principal Financial and Principal
                                      Accounting Officer)

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date


s/Charlotte J. Berry
--------------------------               Director                                           March 26, 2003
Charlotte J. Berry

s/William P. Cate
--------------------------               Director                                           March 26, 2003
William P. Cate

s/Kirkman Finlay, III
--------------------------               Director                                           March 26, 2003
Kirkman Finlay, III

s/I. S. Leevy Johnson
--------------------------               Director                                           March 26, 2003
I. S. Leevy Johnson

s/Angus B. Lafaye
--------------------------               Director                                           March 26, 2003
Angus B. Lafaye

s/R. C. McEntire, Jr.
--------------------------               Director                                           March 26, 2003
R. C. McEntire, Jr.

s/C. Whitaker Moore
--------------------------               Director                                           March 26, 2003
C. Whitaker Moore

s/Leon Joseph Pinner, Jr.
--------------------------               Director                                           March 26, 2003
Leon Joseph Pinner, Jr.

s/Joel A. Smith, III
--------------------------               Director                                           March 26, 2003
Joel A. Smith, III

s/Robert E. Staton, Sr.
--------------------------               Director                                           March 26, 2003
Robert E. Staton, Sr.

s/William H. Stern
--------------------------               Director                                           March 26, 2003
William H. Stern

s/Joe E. Taylor, Jr.
--------------------------               Director                                           March 26, 2003
Joe E. Taylor, Jr.

s/Roger B. Whaley
--------------------------               President, Chief Executive Officer, Director       March 26, 2003
Roger B. Whaley

                                 CERTIFICATIONS

I, Roger B. Whaley, certify that:

1. I have reviewed this annual report on Form 10-KSB of First South Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        s/Roger B. Whaley
Dated:   March 28, 2003                 ----------------------------------------
                                        Roger B. Whaley
                                        President & Chief Executive Officer

                                 CERTIFICATIONS

I, John W. Hobbs, certify that:

1. I have reviewed this annual report on Form 10-KSB of First South Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  s/John W. Hobbs
Dated:   March 28, 2003           ----------------------------------------------
                                  John W. Hobbs
                                  Executive Vice President & Chief
                                  Financial Officer

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant will furnish an annual report and proxy material to its security holders after the filing of this report and furnish copies to the Commission when they are sent to security holders.



                                  EXHIBIT INDEX

         Exhibit No. in
         Item 601 of
         Regulation S-B)                    Description

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

          21                  Subsidiaries of Carolina National Corporation


*Incorporated by reference to Exhibits to Registrant's Registration Statement on Form SB-2 (File No. 333-76512)

**Incorporated by reference to Exhibit 10.1 to Registrant's Registration statement on Form SB-2 (File No. 333-97397).