Form 10QSB
period 2003-03-31
CAROLINA NATIONAL CORP
filed 2003-05-14
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

    [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-50257

                          CAROLINA NATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

              South Carolina                            57-1101005
        (State or other jurisdiction                 (I.R.S. Employer
               of incorporation)                     Identification No.)


                                1350 Main Street
                         Columbia, South Carolina 29201

          (Address of principal executive offices, including zip code)


                                 (803) 779-0411
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        1,427,303 shares of common stock, no par value on April 30, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION



                                      Index


PART I - FINANCIAL INFORMATION                                                                             Page No.

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.............................3

         Condensed Consolidated Statements of Operations- Three months ended March 31, 2003 and 2002..............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Three months ended March 31, 2003 and 2002.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2.   Management's Discussion and Analysis or Plan of Operation............................................8-13

Item 3.   Controls and Procedures.............................................................................14-15

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................................16

         (a) Exhibits............................................................................................16

         (b) Reports on Form 8-K.................................................................................16

                          CAROLINA NATIONAL CORPORATION




                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                  March 31,            December 31,
                                                                                                    2003                   2002
                                                                                                    ----                   ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ........................................................           $    755,880            $    970,326
    Federal funds sold .............................................................             10,234,000              14,798,000
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................             10,989,880              15,768,326
                                                                                               ------------            ------------
  Investment securities
    Securities held to maturity ....................................................              5,356,363               5,373,101
    Nonmarketable equity securities ................................................                315,500                 270,500
                                                                                               ------------            ------------
      Total investment securities ..................................................              5,671,863               5,643,601
                                                                                               ------------            ------------
  Loans receivable .................................................................             20,900,226              10,144,579
    Less allowance for loan losses .................................................                313,000                 152,000
                                                                                               ------------            ------------
      Loans, net ...................................................................             20,587,226               9,992,579
                                                                                               ------------            ------------
  Premises, furniture and equipment, net ...........................................                549,013                 514,384
  Accrued interest receivable ......................................................                113,940                 103,023
  Deferred tax asset ...............................................................                888,466                 719,501
  Other assets .....................................................................                 52,815                  68,892
                                                                                               ------------            ------------
      Total assets .................................................................           $ 38,853,203            $ 32,810,306
                                                                                               ============            ============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .......................................           $  4,034,707            $  2,245,732
    Interest-bearing transaction accounts ..........................................              5,867,590               1,947,377
    Savings and money market .......................................................              7,109,309               4,824,965
    Time deposits $100,000 and over ................................................              3,238,496               3,929,980
    Other time deposits ............................................................              6,290,885               7,203,573
                                                                                               ------------            ------------
      Total deposits ...............................................................             26,540,987              20,151,627
                                                                                               ------------            ------------
  Accrued interest payable .........................................................                 19,883                  19,892
  Other liabilities ................................................................                 26,450                  44,910
                                                                                               ------------            ------------
      Total liabilities ............................................................             26,587,320              20,216,429
                                                                                               ------------            ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .......................                      -                       -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ....................................             13,994,796              13,994,796
    Retained deficit ...............................................................             (1,728,913)             (1,400,919)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................             12,265,883              12,593,877
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 38,853,203            $ 32,810,306
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                  2003                     2002
                                                                                                  ----                     ----
Interest income
  Loans, including fees ........................................................              $   179,167             $           -
  Investment securities:
    Taxable ....................................................................                   29,124
    Nonmarketable equity securities ............................................                    4,050
  Federal funds sold ...........................................................                   39,717                         -
                                                                                              -----------               -----------
      Total ....................................................................                  252,058                         -
                                                                                              -----------               -----------
Interest expense
  Time deposits $100,000 and over ..............................................                   29,561                         -
  Other deposits ...............................................................                   78,670                         -
                                                                                              -----------               -----------
      Total ....................................................................                  108,231                         -
                                                                                              -----------               -----------
Net interest income ............................................................                  143,827                         -
Provision for loan losses ......................................................                  161,000                         -
                                                                                              -----------               -----------
Net interest income after provision for loan losses ............................                  (17,173)                        -
                                                                                              -----------               -----------
Noninterest income
  Service charges on deposit accounts ..........................................                    1,288                         -
  Residential mortgage origination fees ........................................                   81,600                         -
  Other ........................................................................                    8,564                         -
                                                                                              -----------               -----------
      Total noninterest income .................................................                   91,452                         -
                                                                                              -----------               -----------
Noninterest expenses
  Salaries and employee benefits ...............................................                  338,076                    71,172
  Net occupancy ................................................................                   57,253                    23,902
  Furniture and equipment ......................................................                   28,617                         -
  Other operating ..............................................................                  147,292                    41,388
                                                                                              -----------               -----------
      Total noninterest expense ................................................                  571,238                   136,462
                                                                                              -----------               -----------
Loss before income taxes .......................................................                 (496,959)                 (136,462)
Income tax benefit .............................................................                 (168,965)                        -
                                                                                              -----------               -----------
Net loss .......................................................................              $  (327,994)              $  (136,462)
                                                                                              ===========               ===========
Earnings per share
Basic loss per share ...........................................................              $      (.23)                      N/A
                                                                                              ===========               ===========
Average shares outstanding .....................................................                1,427,303                         -
                                                                                              ===========               ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2003 and 2002
                                   (Unaudited)


                                                         Common Stock                Unearned
                                                         ------------                  Stock            Retained
                                                    Shares           Amount         Compensation         Deficit           Total
                                                    ------           ------         ------------         -------           -----
Balance, December 31, 2001 ...............           85,330      $    860,000      $     (6,700)     $   (768,415)     $     84,885

Proceeds from the sale of stock ..........           10,000           100,000                                               100,000

Unearned stock compensation ..............              450                               4,500                               4,500

Net loss .................................                                                               (136,462)         (136,462)
                                               ------------      ------------      ------------      ------------      ------------

Balance, March 31, 2002 ..................           95,780           960,000            (2,200)         (904,877)           52,923

Balance, December 31, 2002 ...............        1,427,303      $ 13,994,796      $          -      $ (1,400,919)     $ 12,593,877

Net loss .................................                -                 -                 -          (327,994)         (327,994)
                                               ------------      ------------      ------------      ------------      ------------

Balance, March 31, 2003 ..................        1,427,303      $ 13,994,796      $          -      $ (1,728,913)     $ 12,265,883
                                               ============      ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                   2003                     2002
                                                                                                   ----                     ----
Cash flows from operating activities
  Net loss .....................................................................             $   (327,994)             $   (136,462)
  Adjustments to reconcile net loss to net cash used by
    operating activities
      Provision for loan losses ................................................                  161,000                         -
      Depreciation and amortization expense ....................................                   25,823                         -
      Discount accretion and premium amortization ..............................                   16,738                         -
      Deferred income tax benefit ..............................................                 (168,965)                        -
      Increase in accrued interest receivable ..................................                  (10,917)                        -
      Decrease in accrued interest payable .....................................                       (9)                        -
      Decrease (increase) in other assets ......................................                   16,077                   (29,532)
      Increase (decrease) in other liabilities .................................                  (18,460)                  (14,995)
                                                                                             ------------              ------------
        Net cash used by operating activities ..................................                 (306,707)                 (180,989)
                                                                                             ------------              ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities .................................                  (45,000)                        -
  Net increase in loans ........................................................              (10,755,647)                        -
  Purchase of premises, furniture and equipment ................................                  (60,452)                   (5,181)
                                                                                             ------------              ------------
    Net cash used by investing activities ......................................              (10,861,099)                   (5,181)
                                                                                             ------------              ------------
Cash flows from financing activities
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ..................................                7,993,532                         -
  Net decrease in certificates of deposit and
    other time deposits ........................................................               (1,604,172)                        -
  Issuance of common stock, net of direct costs ................................                        -                   100,000
                                                                                             ------------              ------------
    Net cash provided by financing activities ..................................                6,389,360                   100,000
                                                                                             ------------              ------------
Net decrease in cash and cash equivalents ......................................               (4,778,446)                  (86,170)

Cash and cash equivalents, beginning of period .................................               15,768,326                   103,427
                                                                                             ------------              ------------
Cash and cash equivalents, end of period .......................................             $ 10,989,880              $     17,257
                                                                                             ============              ============
Cash paid during the period for:
  Income taxes .................................................................             $          -              $          -
                                                                                             ============              ============
  Interest .....................................................................             $    108,240              $          -
                                                                                             ============              ============



            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2002 Annual Report on Form 10-KSB.

Note 2 - Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in our Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Bank in connection with the initial offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options.
                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                                  2003
                                                                  ----
Net loss, as reported ....................................   $  (327,994)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .............        (6,755)
                                                             -----------

Pro forma net loss .......................................   $  (334,749)
                                                             ===========
Loss per share:
  Basic - as reported ....................................   $    (0.23)
                                                             ==========
  Basic - pro forma ......................................   $    (0.23)
                                                             ==========

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first three months of 2003 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.
                                                                         2003
                                                                         ----
Net loss per share - basic computation:

Net loss to common shareholders .............................     $    (327,994)
                                                                  =============
Average common shares outstanding - basic ...................         1,427,303
                                                                  =============
Basic loss per share ........................................     $       (0.23)
                                                                  =============

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2002 Annual Report on Form 10-KSB.

This report contains "forward-looking statements" relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o    the effects of future economic conditions;

o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;

o    our ability to control costs, expenses, and loan delinquency rates; and

o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

It should be understood in reading this discussion that the Bank opened for business on July 15, 2002. All activities of the Company prior to that date relate to the organization of the Bank.

Results of Operations

Net Interest Income

For the three months ended March 31, 2003, net interest income was $143,827. Interest income from loans, including fees, was $179,167. Interest expense for the three months ended March 31, 2003 was $108,231. The net interest margin realized on earning assets was 1.75% for the three months ended March 31, 2003.

                          CAROLINA NATIONAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2003, the provision charged to expense was $161,000. The allowance for loan losses represents 1.50% of gross loans at March 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2003 was $91,452. Of this total, $81,600 was generated from residential mortgage origination fees.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2003 was $571,238. The largest increase, salaries and employee benefits, increased from $71,172 for the three months ended March 31, 2002 to $338,076 for the three months ended March 31, 2003. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the Bank. Net occupancy expense for the period ended March 31, 2003 was $57,253, as compared to $23,902 for the same period a year earlier. The increase was due to the additional leases associated with the branch, main office, and main office parking lot.

Income Taxes

An income tax benefit of $168,965 was recorded for the period ending March 31, 2003. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2002, because the Company was a development stage enterprise.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the three months ended March 31, 2003. The net loss is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses. The net loss before taxes of $496,959 was partially offset by the income tax benefit of $168,965. The net loss of $136,462 in 2002 was the result of expenses to organize and open the Bank.

Financial Condition

Assets and Liabilities

During the first three months of 2003, total assets increased $6,042,897, or 18.4%, when compared to December 31, 2002. Federal funds sold decreased from $14,798,000 at December 31, 2002 to $10,234,000 at March 31, 2003 as these funds were invested in higher yielding loans. Total loans increased $10,755,647, or 106% during the first three months of 2003. Total deposits also increased $6,389,360, or 31.7%, from the December 31, 2002 amount of $20,151,627. Within the deposit area, time deposits decreased $1,604,172, or 14.4%, during the first three months of 2003. Savings deposits increased $2,284,344, or 47.3%, during the first three months of 2003. Transaction accounts increased $5,709,188, or 136.2%, during the first three months of 2003.

                          CAROLINA NATIONAL CORPORATION

Investment Securities

Investment securities decreased slightly from $5,373,101 at December 31, 2002 to $5,356,363 at March 31, 2003. All of the Bank's marketable investment securities were designated as held-to-maturity at March 31, 2003.

Loans

We experienced significant loan growth during the first three months of 2003 as we worked to establish our presence in the marketplace. Net loans increased $10,755,647, or 106%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 106.7%, or $8,028,484, from December 31, 2002 to March 31, 2003. Balances within the major loans receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

                                               March 31,           December 31,
                                                 2003                  2002
                                                 ----                  ----
   Residential 1-4 family ..............    $   3,542,265        $    1,716,982
   Commercial ..........................        6,469,343             2,980,269
   Second mortgages ....................          506,645               371,194
   Equity lines of credit ..............        5,035,884             2,457,208
                                            -------------        --------------
      Total mortgage loans .............       15,554,137             7,525,653
   Commercial and industrial ...........        4,910,934             2,417,829
   Consumer and other ..................          435,155               201,097
                                            -------------        --------------
      Total gross loans ................    $  20,900,226        $   10,144,579
                                            =============        ==============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2003, and December 31, 2002, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                    2003
                                                                    ----
  Balance, January 1 .......................................   $    152,000
  Provision for loan losses for the period .................        161,000
  Net loans (charged-off) recovered for the period .........              -
                                                               ------------
  Balance, end of period ...................................   $    313,000
                                                               ============
  Gross loans outstanding, end of period ...................   $ 20,900,226
  Allowance for loan losses to loans
      outstanding, end of period ...........................           1.50%

                          CAROLINA NATIONAL CORPORATION

Deposits

At March 31, 2003, total deposits had increased by $6,389,360, or 31.7%, from December 31, 2002. The largest increase was in transaction accounts, which increased $5,709,188, or 136.2%, from December 31, 2002 to March 31, 2003. The increase was attributable to the opening of new accounts during the first quarter of 2003. Expressed in percentages, noninterest-bearing deposits increased 79.7% and interest-bearing deposits increased 25.7%.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                                                         March 31,           December 31,
                                                                                           2003                  2002
                                                                                           ----                  ----
       Noninterest-bearing demand deposits .......................................    $   4,034,707        $    2,245,732
       Interest-bearing demand deposits ..........................................        5,867,590             1,947,377
       Savings and money market ..................................................        7,109,309             4,824,965
       Time deposits $100,000 and over ...........................................        3,238,496             3,929,980
       Other time deposits .......................................................        6,290,885             7,203,573
                                                                                      -------------        --------------
                                                                                      $  26,540,987        $   20,151,627
                                                                                      =============        ==============

Off-Balance Sheet Risk
Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003, the Bank had issued commitments to extend credit of $7,835,823 and standby letters of credit of $10,000 through various types of commercial lending arrangements. Approximately $7.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                                     After One       After Three
                                        Within         Through          Through         Within         Greater
                                           One          Three            Twelve          One            Than
                                         Month         Months            Months          Year          One Year            Total
                                         -----         ------            ------          ----          --------            -----
   Unused commitments
     to extend credit ............  $     178,650    $         -     $     404,378    $         -     $   7,252,795    $   7,835,823
   Standby letters
     of credit ...................         10,000              -                 -              -                 -           10,000
                                    -------------    -----------     -------------    -----------     -------------    -------------
       Totals ....................  $     188,650    $         -     $     404,378    $         -     $   7,252,795    $   7,845,823
                                    =============    ===========     =============    ===========     =============    =============

Based on historical experience in the banking industry, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 78.7% at March 31, 2003 and 50.3% at December 31, 2002.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2003, unused lines of credit totaled $2,000,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $3,885,320 as of March 31, 2003. As of March 31, 2003, we had not borrowed on this line.

                          CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity decreased from $12,593,877 at December 31, 2002 to $12,265,883 at March 31, 2003. The decrease is due to the net loss for the period of $327,994.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2003, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2003:

     (In Thousands)
     Shareholders' equity .........................................   $   7,554
     Less - disallowed deferred tax assets ........................         888
                                                                      ---------
     Tier 1 capital ...............................................       6,666
     Plus - allowance for loan losses(1) ..........................         313
                                                                      ---------
     Total capital ................................................   $   6,979
                                                                      =========
     Risk-weighted assets .........................................   $  26,822
                                                                      =========
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) ...................       25.27%
       Total capital (to risk-weighted assets) ....................       26.45%
       Tier 1 capital (to total average assets) ...................       19.48%

     (1) Limited to 1.25% of risk-weighted assets

                          CAROLINA NATIONAL CORPORATION

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2002 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Item 3.  Controls and Procedures

(a) Based on their evaluation of the Bank's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, our chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Bank's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits - None

(b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        s/Roger B. Whaley
                                    By:-----------------------------------------
                                       Roger B. Whaley
                                       President & Chief Executive Officer


                                        s/John W. Hobbs
Date:    May 12, 2003               By:-----------------------------------------
                                       John W. Hobbs
                                       Chief Financial Officer

                          CAROLINA NATIONAL CORPORATION

                                  CERTIFICATION


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the ("Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 12, 2003                      s/Roger B. Whaley
      ------------                      --------------------------------------
                                        Roger B. Whaley
                                        President & Chief Executive Officer

                          CAROLINA NATIONAL CORPORATION

                                  CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date: May 12 , 2003                        s/John W. Hobbs
      -------------                        -------------------------------------
                                           John W. Hobbs
                                           Chief Financial Officer