Form 10QSB
period 2003-06-30
CAROLINA NATIONAL CORP
filed 2003-08-13
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         1,427,303 shares of common stock, no par value on July 31, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          CAROLINA NATIONAL CORPORATION



                                      Index


PART I - FINANCIAL INFORMATION                                                                                  Page No.
                                                                                                                --------

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002....................................3

         Condensed Consolidated Statements of Operations -
           Six months ended June 30, 2003 and 2002 and Three months ended June 30, 2003 and 2002........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Six months ended June 30, 2003 and 2002......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002......................6

         Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.   Management's Discussion and Analysis or Plan of Operation..................................................8-14

Item 3.   Controls and Procedures......................................................................................14

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........................................................15

Item 6.   Exhibits and Reports on Form 8-K.............................................................................15

         (a) Exhibits..................................................................................................15

         (b) Reports on Form 8-K.......................................................................................15

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                   June 30,             December 31,
                                                                                                     2003                  2002
                                                                                                     ----                  ----
Assets                                                                                            (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ................................................................       $    671,844        $    970,326
    Federal funds sold .....................................................................          3,524,000          14,798,000
                                                                                                   ------------        ------------
      Total cash and cash equivalents ......................................................          4,195,844          15,768,326
                                                                                                   ------------        ------------
  Investment securities
    Securities held to maturity ............................................................          3,329,533           5,373,101
    Nonmarketable equity securities ........................................................            315,500             270,500
                                                                                                   ------------        ------------
      Total investment securities ..........................................................          3,645,033           5,643,601
                                                                                                   ------------        ------------
  Loans receivable .........................................................................         31,218,276          10,144,579
    Less allowance for loan losses .........................................................            468,356             152,000
                                                                                                   ------------        ------------
      Loans, net ...........................................................................         30,749,920           9,992,579
                                                                                                   ------------        ------------
  Premises, furniture and equipment, net ...................................................            542,096             514,384
  Accrued interest receivable ..............................................................            160,416             103,023
  Deferred tax asset .......................................................................          1,063,793             719,501
  Other assets .............................................................................             59,557              68,892
                                                                                                   ------------        ------------
      Total assets .........................................................................       $ 40,416,659        $ 32,810,306
                                                                                                   ============        ============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts ...............................................       $  5,535,218        $  2,245,732
    Interest-bearing transaction accounts ..................................................          4,820,810           1,947,377
    Savings and money market ...............................................................          8,175,063           4,824,965
    Time deposits $100,000 and over ........................................................          3,552,976           3,929,980
    Other time deposits ....................................................................          6,280,837           7,203,573
                                                                                                   ------------        ------------
      Total deposits .......................................................................         28,364,904          20,151,627
                                                                                                   ------------        ------------
  Accrued interest payable .................................................................             22,226              19,892
  Other liabilities ........................................................................             92,389              44,910
                                                                                                   ------------        ------------
      Total liabilities ....................................................................         28,479,519          20,216,429
                                                                                                   ------------        ------------
Shareholders' equity
  Preferred stock,  10,000,000 shares  authorized,  none issued Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ............................................         13,994,796          13,994,796
    Retained deficit .......................................................................         (2,057,656)         (1,400,919)
                                                                                                   ------------        ------------
      Total shareholders' equity ...........................................................         11,937,140          12,593,877
                                                                                                   ------------        ------------
      Total liabilities and shareholders' equity ...........................................       $ 40,416,659        $ 32,810,306
                                                                                                   ============        ============


            See notes to condensed consolidated financial statements.

                         CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Six Months Ended                    Three Months Ended
                                                                             June 30,                            June 30,
                                                                             --------                            --------
                                                                      2003             2002                2003            2002
                                                                      ----             ----                ----            ----
Interest income
  Loans, including fees ....................................      $   524,891        $        -       $   345,724        $        -
  Investment securities:
    Taxable ................................................           47,395                 -            18,271                 -
    Nonmarketable equity securities ........................            8,100                 -             4,050                 -
Federal funds sold .........................................           51,651                 -            11,934
Other ......................................................                -            16,365                 -            16,365
                                                                  -----------       -----------       -----------       -----------
      Total ................................................          632,037            16,365           379,979            16,365
                                                                  -----------       -----------       -----------       -----------
Interest expense
  Time deposits $100,000 and over ..........................           56,996                 -            27,435
  Other deposits ...........................................          156,422                 -            77,752                 -
                                                                  -----------       -----------       -----------       -----------
      Total ................................................          213,418                 -           105,187                 -
                                                                  -----------       -----------       -----------       -----------
Net interest income ........................................          418,619            16,365           274,792                 -
Provision for loan losses ..................................          317,424                 -           156,424                 -
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........          101,195            16,365           118,368                 -
                                                                  -----------       -----------       -----------       -----------
Noninterest income
  Service charges on deposit accounts ......................            3,018                               1,730                 -
  Residential mortgage origination fees ....................          163,098                              81,498                 -
  Other ....................................................           21,709                 -            13,145                 -
                                                                  -----------       -----------       -----------       -----------
      Total noninterest income .............................          187,825                 -            96,373                 -
                                                                  -----------       -----------       -----------       -----------
Noninterest expenses
  Salaries and employee benefits ...........................          698,390           209,006           360,314           137,834
  Net occupancy ............................................          109,065            63,645            51,812            39,743
  Furniture and equipment ..................................           58,271                 -            29,654                 -
  Other operating ..........................................          418,345           102,123           271,053            60,735
                                                                  -----------       -----------       -----------       -----------
      Total noninterest expense ............................        1,284,071           374,774           712,833           238,312
                                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................................         (995,051)         (358,409)         (498,092)         (221,947)
Income tax benefit .........................................         (338,314)                -          (169,349)                -
                                                                  -----------       -----------       -----------       -----------
Net loss ...................................................         (656,737)         (358,409)      $  (328,743)      $  (221,947)
                                                                  -----------       -----------       ===========       ===========
Earnings per share
Basic loss per share .......................................      $      (.46)                -       $      (.23)                -
                                                                  ===========       ===========       ===========       ===========
Average shares outstanding .................................        1,427,303                 -         1,427,303                 -
                                                                  ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)


                                                           Common Stock              Unearned
                                                           ------------                Stock            Retained
                                                     Shares           Amount       Compensation          Deficit              Total
                                                     ------           ------       ------------          -------              -----
Balance, December 31, 2001 .................           85,330     $    860,000     $     (6,700)     $   (768,415)     $     84,885

Proceeds from the sale of stock ............           49,000          490,000                -                 -           490,000

Unearned stock compensation ................              670                -            6,700                               6,700

Net loss ...................................                -                -                -          (358,409)         (358,409)
                                                 ------------     ------------     ------------      ------------      ------------

Balance, June 30, 2002 .....................          135,000        1,350,000                -        (1,126,824)          223,176


Balance, December 31, 2002 .................        1,427,303     $ 13,994,796     $          -      $ (1,400,919)     $ 12,593,877

Net loss ...................................                -                -                -          (656,737)         (656,737)
                                                 ------------     ------------     ------------      ------------      ------------

Balance, June 30, 2003 .....................        1,427,303     $ 13,994,796     $          -      $ (2,057,656)     $ 11,937,140
                                                 ============     ============     ============      ============      ============

            See notes to condensed consolidated financial statements.

                         CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                   2003                     2002
                                                                                                   ----                     ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net loss ...................................................................            $   (656,737)            $   (358,409)
      Provision for loan losses ..................................................                 317,424                        -
      Depreciation and amortization expense ......................................                  53,355                        -
      Loss on security call ......................................................                  12,150                        -
      Discount accretion and premium amortization ................................                  31,418                        -
      Deferred income tax benefit ................................................                (344,292)                       -
      Increase in accrued interest receivable ....................................                 (57,393)                     566
      Increase in accrued interest payable .......................................                   2,334                        -
      Decrease (increase) in other assets ........................................                   9,335                 (259,768)
      Increase in other liabilities ..............................................                  47,479                   92,005
                                                                                              ------------             ------------
        Net cash used by operating activities ....................................                (584,927)                (525,606)
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities ...................................                 (45,000)                       -
  Securities called ..............................................................               2,000,000                        -
  Net increase in loans ..........................................................             (21,074,765)                       -
  Purchase of premises, furniture and equipment ..................................                 (81,067)                 (44,088)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (19,200,832)                 (44,088)
                                                                                              ------------             ------------
Cash flows from financing activities
  Proceeds from line of credit ...................................................                       -                   50,000
   Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................               9,513,017                        -
  Net decrease in certificates of deposit and
    other time deposits ..........................................................              (1,299,740)                       -
  Issuance of common stock, net of direct costs ..................................                       -                  490,000
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................               8,213,277                  540,000
                                                                                              ------------             ------------
Net decrease in cash and cash equivalents ........................................             (11,572,482)                 (29,694)
Cash and cash equivalents, beginning of period ...................................              15,768,326                  103,427
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $  4,195,844             $     73,733
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $      5,978            $           -
                                                                                              ============             ============
  Interest .......................................................................            $    211,084            $           -
                                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                         CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2002 Annual Report on Form 10-KSB.

Note 2 - Stock-Based Compensation

The Company has stock-based employee compensation plans which are further described in our Annual Report on Form 10-KSB. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Bank in connection with the initial offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options.
                                                                     Six Months
                                                                        Ended
                                                                       June 30,
                                                                         2003
                                                                         ----
Net loss, as reported ......................................        $  (656,737)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ..............             (6,755)
                                                                    -----------

Pro forma net loss .........................................        $  (663,492)
                                                                    ===========
Loss per share:
   Basic - as reported .....................................        $      (.46)
                                                                    ===========
   Basic - pro forma .......................................        $      (.46)
                                                                    ===========

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first six months of 2003 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.
                                                                         2003
                                                                         ----
Net loss per share - basic computation:
Net loss to common shareholders ...........................         $   656,737
                                                                    ===========
Average common shares outstanding - basic .................           1,427,303
                                                                    ===========
Basic loss per share ......................................         $      (.46)
                                                                    ===========

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with no operating history. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o    our growth and our ability to maintain growth;
     o    the effects of future economic conditions;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;
     o    our ability to control costs, expenses, and loan delinquency rates;
     o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; and
     o failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of the risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

It should be understood in reading this discussion that the Bank opened for business on July 15, 2002. All activities of the Company prior to that date relate to the organization of the Bank. Accordingly, there were no results of operations in the first six months of 2002 which could be compared to the results for the same periods in 2003.

Results of Operations

Net Interest Income

For the three and six month periods ended June 30, 2003, net interest income was $274,792 and $418,619, respectively. Interest income from loans during those periods, including fees, was $345,724 and $524,891, respectively. Interest expense for the three and six month periods ended June 30, 2003 was $105,187 and $213,418, respectively. The net interest margin realized on average earning assets was 2.63% and 2.44% for the three and six month periods ended June 30, 2003.

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three and six month periods ended June 30, 2003, the provision charged to expense was $156,424 and $317,424, respectively. The allowance for loan losses represents 1.50% of gross loans at June 30, 2003. The objective of management is to maintain the allowance at this level until a history is established. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. As we establish a history with respect to loan losses, we will fund the allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three and six month periods ended June 30, 2003 was $96,373 and $187,825, respectively. Of this total, $81,498 and $163,098 was generated from residential mortgage origination fees.

Noninterest Expense

Total noninterest expense for the three and six month periods ended June 30, 2003 was $712,833 and $1,284,071, respectively. The largest increase, salaries and employee benefits, increased from $209,006 for the six months ended June 30, 2002 to $698,390 for the six months ended June 30, 2003. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the Bank. Net occupancy expense for the period ended June 30, 2003 was $109,065, as compared to $63,645 for the same period a year earlier. The increase was due to the additional leases associated with the branch, main office, and main office parking lot. During the three months ended June 30, 2003, salaries and benefits and other operating expenses were the largest noninterest expenses totaling $360,314 and $271,053, respectively. Expenses during the same period in 2002 were associated with opening the bank.

Income Taxes

An income tax benefit of $338,314 and $169,349 was recorded for the six and three month periods ending June 30, 2003, respectively. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss for both periods. No income tax benefit was recorded for the same periods in 2002, because the Company was a development stage enterprise.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2003. The net loss is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses. The net loss before taxes of $995,051 was partially offset by the income tax benefit of $338,314. The net loss of $358,409 for the same period in 2002 was the result of expenses to organize and open the Bank. The net loss for the three months ended June 30, 2003 was $328,743, as compared to $221,947 for the same period in 2002. The net loss in 2002 related primarily to noninterest expenses associated with opening the Bank.

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Financial Condition

Assets and Liabilities

During the first six months of 2003, as we continued to build our business, total assets increased $7,606,353, or 23%, when compared to December 31, 2002. Federal funds sold decreased from $14,798,000 at December 31, 2002 to $3,524,000 at June 30, 2003 as these funds were invested in higher yielding loans. Total loans increased $21,073,697, or 208%, during the first six months of 2003. Total deposits also increased $8,213,277, or 41%, from the December 31, 2002 amount of $20,151,627. Within the deposit area, time deposits decreased $1,299,740, or 12%, during the first six months of 2003. Savings deposits increased $3,350,098, or 69%, during the first six months of 2003. Transaction accounts increased $6,162,919, or 147%, during the first six months of 2003.

Investment Securities

Investment securities decreased from $5,643,601 at December 31, 2002 to $3,645,033 at June 30, 2003 due to a call on a security. All of the Bank's marketable investment securities were designated as held-to-maturity at June 30, 2003.

Loans

We experienced significant loan growth during the first six months of 2003 as we worked to establish our presence in the marketplace. Gross loans increased $21,073,697, or 208%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 214%, or $16,074,294, from December 31, 2002 to June 30, 2003. Balances within the major loans receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

                                                   June 30,         December 31,
                                                     2003               2002
                                                     ----               ----
Residential 1-4 family .................         $ 6,399,846         $ 1,716,982
Commercial .............................           8,843,170           2,980,269
Second mortgages .......................             702,279             371,194
Equity lines of credit .................           7,654,652           2,457,208
                                                 -----------         -----------
   Total mortgage loans ................          23,599,947           7,525,653
Commercial and industrial ..............           6,442,441           2,417,829
Consumer and other .....................           1,175,888             201,097
                                                 -----------         -----------
   Total gross loans ...................         $31,218,276         $10,144,579
                                                 ===========         ===========

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2003, and December 31, 2002, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:
                                                                   Six Months
                                                                     Ended
                                                                 June 30, 2003
                                                                 -------------
Balance, January 1 ............................................   $    152,000
Provision for loan losses for the period ......................        317,424
Net loans (charged-off) recovered for the period ..............         (1,068)
                                                                  ------------
Balance, end of period ........................................   $    468,356
                                                                  ============
Gross loans outstanding, end of period ........................   $ 31,218,276
Allowance for loan losses to loans outstanding, end of period .           1.50%

Deposits

At June 30, 2003, total deposits had increased by $8,213,277, or 41%, from December 31, 2002. The largest increase was in transaction accounts, which increased $6,162,919, or 147%, from December 31, 2002 to June 30, 2003. The increase was attributable to the opening of new accounts during the first six months of 2003. Expressed in percentages, noninterest-bearing deposits increased 146% and interest-bearing deposits increased 27%.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:
                                                       June 30,     December 31,
                                                        2003            2002
                                                        ----            ----
       Noninterest-bearing demand deposits .....     $ 5,535,218     $ 2,245,732
       Interest-bearing demand deposits ........       4,820,810       1,947,377
       Savings and money market ................       8,175,063       4,824,965
       Time deposits $100,000 and over .........       3,552,976       3,929,980
       Other time deposits .....................       6,280,837       7,203,573
                                                     -----------     -----------
                                                     $28,364,904     $20,151,627
                                                     ===========     ===========
Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $11 million and standby letters of credit of $10,000 through various types of commercial lending arrangements. Approximately $10.9 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2003.

                                                       After One       After Three
                                          Within        Through          Through         Within         Greater
                                            One          Three            Twelve           One            Than
                                           Month         Months           Months          Year          One Year            Total
                                    -------------    -----------     -------------    -----------     -------------    -------------
   Unused commitments
     to extend credit ............  $     277,093    $         -     $   2,099,945    $ 2,377,038     $   8,653,952    $  11,030,990
   Standby letters ...............
     of credit ...................         10,000              -                 -         10,000                 -           10,000
                                    -------------    -----------     -------------    -----------     -------------    -------------
       Totals ....................  $     287,093    $         -     $   2,099,945    $ 2,387,038     $   8,653,952    $  11,040,990
                                    =============    ===========     =============    ===========     =============    =============

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Off-Balance Sheet Risk - (continued)

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

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 110.1% at June 30, 2003 and 50.3% at December 31, 2002. During the month of July, the Bank was able to generate more deposit growth through a certificate of deposit campaign. As of August 7, 2003, our loan-to-total borrowed funds ratio was 88.0%.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2003, unused lines of credit totaled $2,000,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $3.9 million as of June 30, 2003. As of June 30, 2003, we had not borrowed on this line. As of August 7, 2003, no borrowings had been drawn from Federal Home Loan Bank or through the purchase of federal funds.

Capital Resources

Total shareholders' equity decreased from $12,593,877 at December 31, 2002 to $11,937,140, at June 30, 2003. The decrease is due to the net loss for the period of $656,737.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown in the table below, the Bank exceeded its minimum regulatory capital ratios as of June 30, 2003, as well as the ratios to be considered "well capitalized."

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Capital Resources - (continued)

The following table summarizes the Bank's risk-based capital at June 30, 2003:

     (In Thousands)
     Shareholders' equity ......................................        $ 7,230
     Less - disallowed deferred tax assets .....................          1,055
                                                                        -------
     Tier 1 capital ............................................          6,175
     Plus - allowance for loan losses(1) .......................            389
                                                                        -------
     Total capital .............................................        $ 6,564
                                                                        =======
     Risk-weighted assets ......................................        $31,085
                                                                        =======
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) ................          19.86%
       Total capital (to risk-weighted assets) .................          21.12%
       Tier 1 capital (to total average assets) ................          17.66%
(1) Limited to 1.25% of risk-weighted assets

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

Accounting and Reporting Changes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.

                         CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Accounting and Reporting Changes - (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.


Item 3.  Controls and Procedures

(a) Based on their evaluation of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, our chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         CAROLINA NATIONAL CORPORATION

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On April 23, 2003, we held our Annual Meeting of Shareholders for the purpose of electing five directors to serve until the 2004 Annual Shareholders' meeting, four directors to serve until the 2005 Annual Shareholders Meeting and four directors to serve until the 2006 Annual Shareholders' Meeting, and to approve the Carolina National Corporation 2003 Stock Option Plan.

Of the 1,427,303 outstanding shares of the Company's common stock, all of the nominees for directors each received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company as follows:

               Director           Term Ends       Votes For       Votes Withheld
               --------           ---------       ---------       --------------

     Charlotte L. Berry              2006           974,437           13,050
     I.S. Leevy Johnson              2006           982,487            5,000
     C. Whitaker Moore               2006           982,487            5,000
     William H. Stern                2006           982,487            5,000
     Kirkman Finlay, III.            2005           983,487            4,000
     R.C. McEntire, Jr.              2005           983,487            4,000
     Joel A Smith, III               2005           974,987           12,500
     Robert E. Staton                2005           983,487            4,000
     William P. Cate                 2004           983,487            4,000
     Angus B. Lafaye                 2004           983,487            4,000
     Leon Joseph Pinner              2004           982,937            4,550
     Joe E. Taylor. Jr.              2004           983,487            4,000
     Roger B. Whaley                 2004           974,987           12,500


The 2003 Stock Option Plan was approved by the following vote:


                                                         Votes For         Votes Against          Votes Abstained
                                                       -----------         -------------          ---------------

               2003 Stock Option Plan ..............      762,071              27,950                  14,100


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                         CAROLINA NATIONAL CORPORATION

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        s/Roger B. Whaley
                                     By:----------------------------------------
                                        Roger B. Whaley
                                        President & Chief Executive Officer


                                        s/John W. Hobbs
Date:    August 11, 2003             By:----------------------------------------
                                        John W. Hobbs
                                        Chief Financial Officer

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


                                            s/Roger B. Whaley
Date: August 11, 2003                       ------------------------------------
                                            Roger B. Whaley
                                            President & Chief Executive Officer

                         CAROLINA NATIONAL CORPORATION

                                  CERTIFICATION

I,   John W. Hobbs , certify that:

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


                                            s/John W. Hobbs
Date: August 11, 2003                       ------------------------------------
                                            John W. Hobbs
                                            Chief Financial Officer