Form 10QSB
period 2003-09-30
CAROLINA NATIONAL CORP
filed 2003-11-13
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

      1,427,303 shares of common stock, no par value as of October 31, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION



                                      Index

PART I - FINANCIAL INFORMATION                                                                                  Page No.

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002...............................3

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2003 and 2002 and Three months ended September 30, 2003 and 2002.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Nine months ended September 30, 2003 and 2002................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002................6

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................................................................15

         (a) Exhibits..................................................................................................15

         (b) Reports on Form 8-K.......................................................................................15

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                September 30,         December 31,
                                                                                                     2003                  2002
                                                                                                     ----                  ----
Assets                                                                                            (Unaudited)             (Audited)
  Cash and cash equivalents
    Cash and due from banks ........................................................           $  1,846,538            $    970,326
    Federal funds sold .............................................................              3,706,000              14,798,000
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              5,552,538              15,768,326
                                                                                               ------------            ------------
  Investment securities
    Securities held to maturity ....................................................              3,315,832               5,373,101
    Nonmarketable equity securities ................................................                315,500                 270,500
                                                                                               ------------            ------------
      Total investment securities ..................................................              3,631,332               5,643,601
                                                                                               ------------            ------------
  Loans receivable .................................................................             39,553,865              10,144,579
    Less allowance for loan losses .................................................                593,223                 152,000
                                                                                               ------------            ------------
      Loans, net ...................................................................             38,960,642               9,992,579
                                                                                               ------------            ------------
  Premises, furniture and equipment, net ...........................................                513,996                 514,384
  Accrued interest receivable ......................................................                146,977                 103,023
  Deferred tax asset ...............................................................              1,177,525                 719,501
  Other assets .....................................................................                 93,632                  68,892
                                                                                               ------------            ------------
      Total assets .................................................................           $ 50,076,642            $ 32,810,306
                                                                                               ============            ============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .......................................           $  5,168,317            $  2,245,732
    Interest-bearing transaction accounts ..........................................              5,455,913               1,947,377
    Savings and money market .......................................................             11,721,938               4,824,965
    Time deposits $100,000 and over ................................................              5,921,952               3,929,980
    Other time deposits ............................................................              9,931,294               7,203,573
                                                                                               ------------            ------------
      Total deposits ...............................................................             38,199,414              20,151,627
                                                                                               ------------            ------------
  Accrued interest payable .........................................................                 42,947                  19,892
  Other liabilities ................................................................                117,510                  44,910
                                                                                               ------------            ------------
      Total liabilities ............................................................             38,359,871              20,216,429
                                                                                               ------------            ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .......................                      -                       -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ....................................             13,994,796              13,994,796
  Retained deficit .................................................................             (2,278,025)             (1,400,919)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................             11,716,771              12,593,877
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 50,076,642            $ 32,810,306
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                          Nine Months Ended                  Three Months Ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                       2003             2002               2003              2002
                                                                       ----             ----               ----              ----
Interest income
  Loans, including fees ....................................      $   963,098            20,079           438,207            20,079
  Investment securities:
    Taxable ................................................           60,508                 -            13,113                 -
    Nonmarketable equity securities ........................           12,654             3,375             4,554             3,375
Federal funds sold .........................................           64,182            61,407            12,531            61,407
Other ......................................................                -            16,635                 -                 -
                                                                  -----------       -----------       -----------       -----------
      Total ................................................        1,100,442           101,496           468,405            84,861
                                                                  -----------       -----------       -----------       -----------
Interest expense
  Time deposits $100,000 and over ..........................           91,895            15,652            34,899            15,652
  Other deposits ...........................................          250,956            35,136            94,534            35,136
                                                                  -----------       -----------       -----------       -----------
      Total ................................................          342,851            50,788           129,433            50,788
                                                                  -----------       -----------       -----------       -----------
Net interest income ........................................          757,591            50,708           338,972            34,073
Provision for loan losses ..................................          442,290            58,700           124,866            58,700
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........          315,301            (7,992)          214,106           (24,627)
                                                                  -----------       -----------       -----------       -----------
Noninterest income
  Service charges on deposit accounts ......................            5,441               270             2,423               270
  Residential mortgage origination fees ....................          209,238            21,980            46,140            21,980
  Other ....................................................           38,468             2,644            16,759             2,914
                                                                  -----------       -----------       -----------       -----------
      Total noninterest income .............................          253,147            24,894            65,322            25,164
                                                                  -----------       -----------       -----------       -----------
Noninterest expenses
  Salaries and employee benefits ...........................        1,065,417           515,392           367,027           306,386
  Net occupancy ............................................          162,627           109,952            53,562            46,306
  Furniture and equipment ..................................           89,493            18,936            31,222            18,936
  Other operating ..........................................          579,852           303,556           161,508           201,434
                                                                  -----------       -----------       -----------       -----------
      Total noninterest expense ............................        1,897,389           947,836           613,319           573,062
                                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................................       (1,328,941)         (930,934)         (333,891)         (528,612)
Income tax benefit .........................................         (451,835)          (43,913)         (113,521)          (43,913)
                                                                  -----------       -----------       -----------       -----------
Net loss ...................................................      $  (877,106)      $  (887,021)      $  (220,370)      $  (528,612)
                                                                  ===========       ===========       ===========       ===========
Earnings per share
Basic loss per share .......................................      $      (.61)            (1.99)      $      (.15)             (.47)
                                                                  ===========       ===========       ===========       ===========
Average shares outstanding .................................        1,427,303           446,113         1,427,303         1,119,097
                                                                  ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
              For the Nine months ended September 30, 2003 and 2002
                                   (Unaudited)



                                                         Common Stock               Unearned
                                                         ------------                 Stock            Retained
                                                  Shares            Amount         Compensation         Deficit            Total
                                                  ------            ------         ------------         -------            -----
Balance, December 31, 2001 ...............           85,330      $    860,000      $     (6,700)     $   (768,416)     $     84,884

Proceeds from the sale of stock ..........        1,324,753        13,247,530                 -                 -        13,247,527

Earned stock compensation ................              670                 -             6,700                               6,700

Stock Issuance Costs .....................                           (278,237)                                             (278,234)

Net loss .................................                -                 -                 -          (887,021)         (887,021)
                                               ------------      ------------      ------------      ------------      ------------

Balance, September 30, 2002 ..............        1,410,753        13,829,293                 -        (1,655,437)       12,173,856
                                               ============      ============      ============      ============      ============


Balance, December 31, 2002 ...............        1,427,303      $ 13,994,796      $          -      $ (1,400,919)     $ 12,593,877

Net loss .................................                -                 -                 -          (877,106)         (877,106)
                                               ------------      ------------      ------------      ------------      ------------

Balance, September 30, 2003 ..............        1,427,303      $ 13,994,796      $          -      $ (2,278,025)     $ 11,716,771
                                               ============      ============      ============      ============      ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                     2003                    2002
                                                                                                     ----                    ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net loss ...................................................................            $   (877,106)            $   (887,021)
      Provision for loan losses ..................................................                 442,290                   58,700
      Depreciation expense .......................................................                  81,455                   14,282
      Loss on security call ......................................................                  12,150                        -
      Discount accretion and premium amortization ................................                  45,119                        -
      Deferred income tax benefit ................................................                (458,024)                 (43,913)
      Increase in accrued interest receivable ....................................                 (43,954)                 (13,647)
      Increase in accrued interest payable .......................................                  23,055                   18,644
      Decrease (increase) in other assets ........................................                 (24,740)                     690
      Increase in other liabilities ..............................................                  72,600                   36,099
                                                                                              ------------             ------------
        Net cash used by operating activities ....................................                (727,155)                (816,166)
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchase of securities held to maturity ........................................                       -               (3,570,500)
  Purchases of nonmarketable equity securities ...................................                 (45,000)                       -
  Proceeds from calls on securities ..............................................               2,000,000                        -
  Net increase in loans ..........................................................             (29,410,353)              (3,913,621)
  Purchase of premises, furniture and equipment ..................................                 (81,067)                (523,209)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (27,536,420)              (8,007,330)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................              13,328,094                6,050,437
  Net increase in certificates of deposit and
    other time deposits ..........................................................               4,719,693               10,886,574
  Issuance of common stock, net of direct costs ..................................                       -               12,969,293
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              18,047,787               29,906,304
                                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents .............................             (10,215,788)              21,082,808
Cash and cash equivalents, beginning of period ...................................              15,768,326                  103,427
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $  5,552,538             $ 21,186,235
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $      6,188            $           -
                                                                                              ============             ============
  Interest .......................................................................            $    319,796             $     32,144
                                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2002 Annual Report on Form 10-KSB.

Note 2 - Stock-Based Compensation

The Company has stock-based employee compensation plans which are further described in our 2002 Annual Report on Form 10-KSB. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Carolina National Bank and Trust Company in connection with the Company's initial stock offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options.

                                                                                                Nine Months            Three Months
                                                                                                   Ended                   Ended
                                                                                               September 30,           September 30,
                                                                                                   2003                    2003
                                                                                                   ----                    ----
Net loss, as reported ..........................................................                $(877,106)                $(220,370)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ..................................                  (20,266)                   (6,755)
                                                                                                ---------                 ---------

Pro forma net loss .............................................................                $(897,372)                $(227,125)
                                                                                                =========                 =========
Loss per share:
   Basic - as reported .........................................................                $    (.61)                $    (.15)
                                                                                                =========                 =========
   Basic - pro forma ...........................................................                $    (.63)                $    (.16)
                                                                                                =========                 =========

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first nine months of 2003 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank and Trust Company (the "Bank"), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2002 Annual Report on Form 10-KSB.

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

It should be understood in reading this discussion that the Bank opened for business on July 15, 2002. All activities of the Company prior to that date relate to the organization of the Bank. Accordingly, the results of operations in the first nine months of 2002 only contain 2.5 months of operations..

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income, the major component of the Bank's net income was $757,591 as compared to $50,708 for the same period in 2002. For the three months ended September 30, 2003, net interest income was $338,972 compared to $34,073 for the comparable period of 2002. The improvements in the 2003 periods were primarily attributable to increased volume as the Bank continued to build its loan portfolio, and to the increase in net interest margin. The average rate realized on interest-earning assets was 3.94%, while the average rate paid on interest-bearing liabilities was 1.98% for the nine months ended September 30, 2003.

The net interest spread and net interest margin were 1.96% and 2.71%, respectively, for the nine month period ended September 30, 2003.

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2003 and 2002, the provision was $442,290 and $58,700, respectively. For the three months ended September 30, 2003 and 2002, the provision for loans losses was $124,866 and $58,700, respectively. The increases primarily resulted from the growth of the loan portfolio. There were no nonperforming loans at September 30, 2003 or at September 30, 2002. No loans have been criticized or classified as of September 30, 2003. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2003 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses is 1.50% of total loans at September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2003 was $253,147 as compared to $24,894 for the same period in 2002. Residential mortgage origination fees totaling $209,238 comprised the largest portion of noninterest income. Total noninterest income for the quarter ended September 30, 2003 was $65,322 compared to $25,164 for the comparable period of 2002. This included a $24,160 increase in residential mortgage origination fees from $21,980 for the quarter ended September 30, 2002 to $46,140 for the quarter ended September 30, 2003, which was a result of increased mortgage loan demand and originations. This also included a $13,845 increase in other deposit charges, which includes NSF fees, from $2,914 for the quarter ended September 30, 2002 to $16,759 for the quarter ended September 30, 2003, which was a result of increased deposit account volume.


Noninterest Expense

Total noninterest expense for the first nine months of 2003 was $1,897,389, an increase of $949,553 over the comparable period in 2002. The primary component of noninterest expense is salaries and benefits, which were $1,065,417 for the nine months ended September 30, 2003. Other operating expense increased $276,296 from $303,556 for the nine months ended September 30, 2002 to $579,852 for the nine months ended September 30, 2003. These increases are the result of various increases in expenses necessary to support the growth of the Bank, which was operational as a bank for only 2.5 months in the 2002 nine month period.

For the quarter ended September 30, 2003, noninterest expense was $613,319, an increase of $40,257 or 7%, over the comparable period of 2002. Salaries and benefits expense increased $60,641 from $306,386 to $367,027 for the three months ended September 30, 2002 and 2003, respectively. Other operating expense decreased $39,926 from $201,434 for the three months ended September 30, 2002, to $161,508 for the three months ended September 30, 2003. This was a result of an increase of $42,179 in various expenses necessary to support growth of the Bank, coupled with a decrease in advertising of $82,105 from $96,916 to $14,811 for the three months ended September 30, 2002 and 2003, respectively. The decline in advertising expense was due primarily to the Bank expending more for advertising during 2002 related to the promotion of the Bank's opening.

Net Loss

The Company's net loss for the nine months ended September 30, 2003 was $877,106 after the recognition of an income tax benefit of $451,835 for the period. The Company's net loss for the quarter ended September 30, 2003 was $220,370, compared to a net loss of $528,612 for the quarter ended September 30, 2002. The net losses are after the recognition of income tax benefits in the amount of $113,521 and $43,913 for the three months ended September 30, 2003 and 2002, respectively.

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Assets and Liabilities

During the first nine months of 2003, total assets increased $17.3 million, or 53%, when compared to December 31, 2002. The primary growth in assets was the increase of $29.4 million, or 290%, in loans receivable. As a result of calls prior to maturity, investment securities decreased by $2 million to $3.6 million at September 30, 2003 when compared to December 31, 2002. Deposits increased by $18 million, or 90%, to $38.2 million as of September 30, 2003. The largest increase in deposits was in savings and money market accounts, which increased $6.9 million, or 143%, to $11.7 million as of September 30, 2003. The increase in deposits was from local deposits and is considered part of the normal growth of the Bank; market rates were paid for these deposits.


Investment Securities

Investment securities totaled $3.6 million at September 30, 2003, compared to $5.6 million at December 31, 2002. Proceeds from the calls of investments totaling $2.0 million were used to fund loan growth. All investments in the portfolio were designated as held-to-maturity. Nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve, totaled $315,500 as of September 30, 2003.


Loans

We experienced significant loan growth during the first nine months of 2003 as we worked to establish our presence in the marketplace. Gross loans increased $29.4 million, or 290%, during the period. As shown below, the main component of growth in the loan portfolio was real estate loans, which increased 337%, or $25.4 million, from December 31, 2002 to September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                  September 30,     December 31,
                                                      2003              2002
                                                      ----              ----
Real estate
   Construction and land loans .............       $ 1,598,902    $            -
   Residential 1-4 family ..................         7,288,498         1,716,982
   Commercial ..............................        14,067,760         2,980,269
   Second mortgages ........................           553,806           371,194
   Equity lines of credit ..................         9,373,255         2,457,208
                                                   -----------       -----------
      Total real estate loans ..............        32,882,221         7,525,653
   Commercial and industrial ...............         5,414,660         2,417,829
   Consumer and other ......................         1,256,984           201,097
                                                   -----------       -----------
      Total gross loans ....................       $39,553,865       $10,144,579
                                                   ===========       ===========

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2003, and December 31, 2002, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Allowance for Loan Losses

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2003 and 2002 is as follows:

                                                                                                        September 30,
                                                                                                        -------------
                                                                                               2003                        2002
                                                                                               ----                        ----
Balance, January 1, .........................................................              $    152,000                $          -
Provision for loan losses for the period ....................................                   442,290                      58,700
Net loans (charged-off) recovered for the period ............................                    (1,067)                          -
                                                                                           ------------                ------------
Balance, end of period ......................................................              $    593,223                $     58,700
                                                                                           ============                ============
Gross loans outstanding, end of period ......................................              $ 39,553,865                $  3,913,621
Allowance for loan losses to loans outstanding ..............................                      1.50%                       1.50%

Deposits

At September 30, 2003, total deposits had increased by $18 million, or 90%, from December 31, 2002. The largest increase was in savings/money-market accounts, which increased $6.9 million, or 143%, from December 31, 2002 to September 30, 2003. The increase was attributable to the opening of new accounts during the first nine months of 2003. Expressed in percentages, noninterest-bearing deposits increased 130% and interest-bearing deposits increased 84%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                  September 30,     December 31,
                                                      2003              2002
                                                      ----              ----
       Noninterest-bearing demand deposits .....  $ 5,168,317       $ 2,245,732
       Interest-bearing demand deposits ........    5,455,913         1,947,377
       Savings and money market ................   11,721,938         4,824,965
       Time deposits $100,000 and over .........    5,921,952         3,929,980
       Other time deposits .....................    9,931,294         7,203,573
                                                  -----------       -----------
                                                  $38,199,414       $20,151,627
                                                  ===========       ===========
Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had issued commitments to extend credit of $13.2 million and standby letters of credit of $10,000 through various types of commercial lending arrangements. Approximately $12.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003.

                                                       After One       After Three
                                        Within          Through          Through         Within          Greater
                                         One             Three           Twelve           One             Than
                                        Month           Months           Months           Year          One Year            Total
                                        -----           ------           ------           ----          --------            -----
Unused commitments
  to extend credit ...........      $   740,215      $   139,297      $ 1,724,679      $ 2,604,191      $10,599,679      $13,203,870
Standby letters
  of credit ..................           10,000                -                -           10,000                -           10,000
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Totals ...................      $   750,215      $   139,297      $ 1,724,679      $ 2,614,191      $10,599,679      $13,213,870
                                    ===========      ===========      ===========      ===========      ===========      ===========

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

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 103.5% at September 30, 2003 and 50.3% at December 31, 2002.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2003, unused lines of credit totaled $2 million. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $4.8 million as of September 30, 2003. As of September 30, 2003, we had not borrowed on this line.

Capital Resources

Total shareholders' equity decreased from $12,593,877 at December 31, 2002 to $11,716,771, at September 30, 2003. The decrease is due to the net loss for the period of $877,106.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown in the table below, the Bank exceeded its minimum regulatory capital ratios as of September 30, 2003, as well as the ratios to be considered "well capitalized."

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Capital Resources - (continued)

The following table summarizes the Bank's risk-based capital at September 30, 2003:

(In Thousands)
Shareholders' equity ..........................................         $ 9,000
Less - disallowed deferred tax assets .........................           1,174
                                                                        -------
Tier 1 capital ................................................           7,826
Plus - allowance for loan losses(1) ...........................             501
                                                                        -------
Total capital .................................................         $ 8,327
                                                                        =======
Risk-weighted assets ..........................................         $40,012
                                                                        =======
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) ....................           19.56%
  Total capital (to risk-weighted assets) .....................           20.81%
  Tier 1 capital (to total average assets) ....................           18.01%

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

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis or Plan of Operation - (continued)

Accounting and Reporting Changes - (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.


Item 3.  Controls and Procedures

     Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

     No disclosure is required under 17 C.F.R. Section 228.308(c).

                          CAROLINA NATIONAL CORPORATION


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 31.1 - Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     Exhibit 31.2 - Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          s/Roger B. Whaley
                                       By:--------------------------------------
                                          Roger B. Whaley
                                          President & Chief Executive Officer


                                           s/John W. Hobbs
Date:    November 12, 2003             By:--------------------------------------
                                          John W. Hobbs
                                          Chief Financial Officer