Form 10KSB
period 2003-12-31
CAROLINA NATIONAL CORP
filed 2004-03-30
CIK 1157648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003                File Number 000-50257

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock (no par value)

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

         The issuer's revenues for its most recent fiscal year were $1,990,115.

         The aggregate market value of the Common Stock held by non-affiliates on March 1, 2004, was approximately $11,383,030. As of March 1, 2004, there were 1,427,303 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      3
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      8
Item 4   Submission of Matters to a Vote of Security Holders ............      8
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Securities ...........      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................     24
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     45
Item 8A  Controls and Procedures ........................................     45
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     46
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     47
Item 14  Principal Accountant Fees and Services..........................      *

     * Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Richland County, South Carolina and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2003, the Bank employed __ persons on a full time equivalent basis.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. The City of Columbia is currently served by 14 commercial banking organizations with approximately 82 branches, one savings bank and approximately 14 credit unions. Since interstate banking was first permitted, an overwhelming number of Columbia's locally based commercial banks have been acquired, mostly by large regional out-of-state banks. Of the 14 commercial banks left in Columbia, six are owned and controlled out of state, and only three of the remaining eight (one of which is Carolina National Bank & Trust Company) are headquartered in Columbia.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2003.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the OCC. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 2.  Description of Property.

         The main offices of Carolina National Bank & Trust Company and Carolina National Corporation are located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank, and the directors, therefore, believe it is well-suited for its purpose. The Bank has also opened a branch office at 4840 Forest Drive in a building which comprises approximately 2,600 square feet, and which was previously used as a bank branch. This branch facility has ample parking and four drive-through teller stations. Both properties have been leased pursuant to long term leases. The Company also leases a parcel of land one block from its main office on which it intends to build a drive-up facility. This property is also leased pursuant to a long term lease.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. In two public offerings in 2001 and 2002, the Company sold an aggregate of 1,341,303 shares of its common stock for $10.00 per share. During 2003, management was also aware of a few transactions in which the Company's common stock traded at $11.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2003, there were approximately 1,117 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                              Basis of Presentation

The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

                                     General

Carolina National Corporation (the Company) is a bank holding company headquartered in Columbia, South Carolina. Its subsidiary, Carolina National Bank and Trust Company (the Bank), opened for business on July 15, 2002. The principal business activity of the Bank is to provide banking services to domestic markets, principally in the Columbia, South Carolina metropolitan area. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.

                          CAROLINA NATIONAL CORPORATION

                      Management's Discussion and Analysis
                              or Plan of Operation

                               General - continued

The Company completed an initial public offering of its common stock in which it sold a total of 1,159,021 shares at $10.00 per share, and a second offering of its common stock in which it sold an additional 133,282 shares at $10.00 per share in 2002. Prior to the initial public offering, the Company sold a total of 135,000 shares at $10.00 per share to its directors and an organizer of the Bank. Proceeds of the three offerings were used to pay organizational costs and provide the initial capital for the Bank.

                              Results of Operations

Results of operations for the years ended December 31, 2003 and 2002 are presented separately since the Bank opened for business on July 15, 2002, resulting in only a partial year of operations.

For the year ended December 31, 2003

Net interest income for the year ended December 31, 2003 was $1,174,389. Total interest income for the year was $1,685,588 and was partially offset by interest expense of $511,199. Interest income is composed of interest and fees on loans of $1,538,196, federal funds sold of $68,845, and investment income of $78,547.

The Company's net interest spread and net interest margin were 2.17% and 2.84%, respectively, in 2003. The total yield on earning assets was 4.11%. The largest component of earning assets was loans which had a yield of 5.06%. Total interest bearing liabilities had a yield of 1.93%.

The provision for loan losses was $675,660 in 2003. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover estimated losses inherent in the loan portfolio. The provision was funded in an amount to establish and maintain the allowance at 1.50% of total loans.

Noninterest income for the year ended December 31, 2003 totaled $304,527. The largest component of noninterest income was fees of $231,499 from the origination of mortgage loans. Other operating expenses totaled $798,940 for the year ended December 31, 2003. All noninterest expenses include the cost of personnel and operations of two full service branches. Service charges on deposit accounts totaled $50,173 for the year ended December 31, 2003.

Noninterest expense for the year ended December 31, 2003 totaled $2,630,542. Salaries and employee benefits, the largest component of noninterest expense, totaled $1,487,052 for the year. Other operating expenses totaled $798,940 for the year.

The Company's net loss for the year ended December 31, 2003 was $1,211,112. The net loss for the period is after the recognition of an income tax benefit of $616,174. The income tax benefit was based on an effective tax rate of 34%.

For the year ended December 31, 2002

Net interest income for the year ended December 31, 2002 was $152,155. Total interest income for the period was $316,350 and was partially offset by interest expense of $164,195. Interest income is composed of interest and fees on loans of $141,281, federal funds sold of $124,340, investment income of $34,363, and interest earned on escrowed funds of $16,366.

The Company's net interest spread and net interest margin were (.18%) and .54%, respectively, in 2002. The net interest spread and net interest margin calculations exclude interest income earned on escrow accounts during the pre-opening period from January 1, 2002 to July 14, 2002. The largest component of average earning assets was federal funds.

The provision for loan losses was $152,000 in 2002. The charges to the provision were primarily to begin to establish the allowance for loan losses at a level management believes will be sufficient to cover estimated losses inherent in the loan portfolio.

Noninterest income for the year ended December 31, 2002 totaled $150,703. The largest component of noninterest income was fees of $139,363 from the origination of mortgage loans. Service charges on deposit accounts totaled $4,921 for the year ended December 31, 2002.

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

The Company's net loss for the year ended December 31, 2002 was $632,504. The net loss for the period is after the recognition of an income tax benefit of $719,501 for the period. The income tax benefit was based on an effective tax rate of 34%. The benefit was based on all expenses since the Company's inception. As stated earlier, the net loss includes pre-opening expenses of $1,212,496.

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

Average Balances, Income and Expenses and Rates. The following tables set forth, for the period indicated, information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the periods indicated. 2002 amounts exclude pre-opening activities for the period January 1, 2002 to July 14, 2002.

                                                                 For the year ended                    For the year ended
                                                                  December 31, 2003                     December 31, 2002
                                                        ---------------------------------   --------------------------------------
                                                          Average    Income/      Yield/       Average      Income/        Yield/
(Dollars in thousands)                                    Balance    Expense        Rate       Balance      Expense       Rate(1)
                                                        ----------  ---------  ----------   -----------  -----------    ----------
Assets:
   Earning Assets:
     Loans (2) ......................................   $   30,412  $   1,538      5.06%    $     4,653  $       141       6.56%
     Securities, taxable ............................        4,294         78      1.82           3,184           35       7.33
     Federal funds sold and other ...................        6,281         69      1.10          17,356          124       1.55
                                                        ----------  ---------      ----     -----------  -----------       ----
       Total earning assets .........................       40,987      1,685      4.11          25,193          300       2.57
                                                        ----------  ---------      ----     -----------  -----------       ----
   Cash and due from banks ..........................          982                                  828
   Premises and equipment ...........................          533                                  439
   Other assets .....................................        1,131                                  129
   Allowance for loan losses ........................         (436)                                 (57)
                                                        ----------                          -----------
       Total assets .................................   $   43,197                          $    26,532
                                                        ==========                          ===========
Liabilities:
   Interest-Bearing Liabilities:
     Federal funds purchased ........................   $       54  $       1      1.85%    $        -   $        -           -%
     Interest-bearing
       transaction accounts .........................        3,887         10      0.26           1,054            3       0.59
     Savings deposits ...............................        9,589        133      1.39           3,046           25       1.78
     Time deposits ..................................       12,953        367      2.83           8,803          136       3.34
                                                        ----------  ---------      ----     -----------  -----------       ----
       Total interest-bearing liabilities ...........       26,483        511      1.93          12,903          164       2.75
                                                        ----------  ---------      ----     -----------  -----------       ----
   Demand deposits ..................................        4,719                                1,427
   Accrued interest and other liabilities ...........          113                                  382
   Shareholders' equity .............................       11,882                               11,820
                                                        ----------                          -----------
       Total liabilities and
          shareholders' equity ......................   $   43,197                          $    26,532
                                                        ==========                          ===========
Net interest spread .................................                               2.18%                                  (.18)%
                                                                                    ====                                   ====
Net interest income .................................               $   1,174                            $       136
                                                                    =========                            ===========
Net interest margin (3) .............................                               2.86%                                   .54%
                                                                                    ====                                   ====

-----------------
(1)  Annualized.
(2) There were no loans in nonaccrual status in 2003 or 2002. The effect of fees collected on loans in 2003 totaling $51,052 increased the annualized yield on loans by 0.17% from 4.89%. The effect on the annualized yield on earning assets in 2003 was an increase of 0.12% from 3.99%. The effect on net interest spread and net interest margin in 2003 was an increase of 0.12% and 0.12% from 2.06% and 2.74%, respectively.
(3) Net interest income divided by average earning assets. Note: The 2002 calculation excludes interest income earned on escrow accounts and interest expense on borrowed funds during pre-opening period (February 14, 2000 to July 14, 2002). If such information had been included, the net margin for 2002 would have been 0.60%

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table reflects the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                  2003 compared to 2002
                                               -------------------------------------------------------------------
                                                                  Due to increase (decrease) in
(Dollars in thousands)                           Volume (1)        Rate (1)        Volume/Rate         Total
                                               -------------    -------------     -------------    -------------
Interest income:
   Loans ....................................  $       1,854    $         (32)    $        (425)   $       1,397
   Securities, taxable ......................            257              (26)             (188)              43
   Federal funds sold and other .............              8              (36)              (27)             (55)
                                               -------------    -------------     -------------    -------------
     Total interest income ..................          2,119              (94)             (640)           1,385
                                               -------------    -------------     -------------    -------------
Interest expense:
   Interest-bearing deposits ................            564              (49)             (169)             346
   Short-term borrowings ....................             -                -                  1                1
                                               -------------    -------------     -------------    -------------
     Total interest expense .................            564              (49)             (168)             347
                                               -------------    -------------     -------------    -------------
       Net interest income ..................  $       1,555    $         (45)    $        (472)   $       1,038
                                               =============    =============     =============    =============

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

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

The following table sets forth the Company's interest rate sensitivity at December 31, 2003.
Interest Sensitivity Analysis

                                                                  After Three                 Greater
                                                         Within       Through       One         Than
                                                          Three       Twelve      through       Five
  (Dollars in thousands)                                 Months       Months    five years     Years      Total
                                                       ---------  -----------   ----------   --------   --------
  Assets
  Earning Assets:
     Loans ........................................    $  37,954  $       592   $   16,023   $    461   $ 55,030
     Investment securities ........................        3,618           -            -          -       3,618
                                                       ---------  -----------   ----------   --------   --------
       Total earning assets .......................       41,572          592       16,023        461     58,648
                                                       ---------  -----------   ----------   --------   --------
  Liabilities
  Interest-bearing liabilities:
     Federal funds purchased ......................          533           -            -          -         533
     Interest-bearing deposits:
       Demand deposits ............................        4,829           -            -          -       4,829
       Savings deposits ...........................       18,100           -            -          -      18,100
       Time deposits ..............................        2,222       15,790        2,207         -      20,219
                                                       ---------  -----------   ----------   --------   --------
         Total interest-bearing liabilities .......       25,684       15,790        2,207         -      43,681
                                                       ---------  -----------   ----------   --------   --------
  Period gap ......................................    $  15,888  $   (15,198)  $   13,816   $    461   $ 14,967
                                                       =========  ===========   ==========   ========   ========
  Cumulative gap ..................................    $  15,888  $       690   $   14,506   $ 14,967   $ 14,967
                                                       =========  ===========   ==========   ========   ========
  Ratio of cumulative gap
    to total earning assets .......................       27.09%        1.18%       24.73%     25.52%     25.52%

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

                     Provision and Allowance for Loan Losses

General. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Company's Board of Directors reviews and approves the appropriate level for the Company's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. The objective of management has been to fund the allowance for loan losses at approximately 1.50% of total loans outstanding until a history is established.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the estimated losses inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2003 and 2002.

                            Allowance for Loan Losses

  (Dollars in thousands)                                                                2003             2002
                                                                                -------------    -------------
  Total loans outstanding at end of period ..................................   $      55,030    $      10,145
                                                                                =============    =============
  Average loans outstanding .................................................   $      30,412    $       4,653
                                                                                =============    =============
  Balance of allowance for loan losses at beginning of year .................   $         152    $          -
  Net loan losses ...........................................................               1               -
  Provision for loan losses .................................................             676              152
                                                                                -------------    -------------
  Balance of allowance for loan losses at end of year .......................   $         827    $         152
                                                                                =============    =============
  Allowance for loan losses to period end loans .............................           1.50%             1.50%

                              Nonperforming Assets

Nonperforming Assets. There were no nonaccrual loans, loans past due 90 days or more and still accruing interest, or restructured loans at December 31, 2003 or 2002.

The Company's policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans. Potential problem loans are loans that are not included in impaired loans (nonaccrual loans or loans past due 90 days or more and still accruing), but about which management has become aware of information about possible credit problems of the borrowers that causes doubt about their ability to comply with current repayment terms. At December 31, 2003, the Company had not identified any criticized or classified loans through its internal review mechanisms. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses. However, based on the prior experience of management and other new banks, the Company has established the overall objective to maintain the allowance for loan losses at 1.50% of total loans to provide for the risk of loss inherent in the loan portfolio.

                         Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was mortgage origination fees which totaled $231,499 for the year ended December 31, 2003 and $139,363 for the year ended December 31, 2002.

The following table sets forth the principal components of noninterest income for the year ended December 31, 2003 and 2002.

  (Dollars in thousands)                              2003             2002
                                                 -------------    -------------

  Mortgage origination fees ..................   $         232    $         139
  Service charges on deposit accounts .........             50                5
  Other income ................................             23                7
                                                 -------------    -------------

     Total noninterest income .................  $         305    $         151
                                                 =============    =============

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $1,487,052 and $834,306 for the years ended December 31, 2003 and 2002, respectively. Other operating expenses totaled $798,940 and $463,327 for the years ended December 31, 2003 and 2002, respectively.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2003, 2002 and 2001.

  (Dollars in thousands)                                     2003         2002
                                                         ---------    ---------
  Salaries and employee benefits ...................     $   1,487    $     834
  Net occupancy expense ............................           224          151
  Advertising and marketing expense ................           105          138
  Office supplies, forms, and stationery ...........            43           51
  Data processing ..................................           162           24
  Professional fees ................................           140          100
  Furniture and equipment expense ..................           121           54
  Telephone ........................................            29           20
  Legal expense for loan closings ..................            64           24
  Postage ..........................................            14           11
  Other ............................................           242           96
                                                         ---------    ---------
Total noninterest expense ..........................     $   2,631    $   1,503
                                                         =========    =========

                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans also entail greater credit and liquidity risks than most of the Company's investment securities and short-term investments, which management attempts to control and counterbalance. Loans averaged $30,411,722 in 2003 and $4,653,000 in 2002. At December 31, 2003
and 2002, total loans were $55,030,473 and $10,144,579, respectively.

The following table sets forth the composition of the loan portfolio by category at December 31, 2003 and 2002 and highlights the Company's general emphasis on mortgage lending.

Composition of Loan Portfolio

  December 31,                                                    2003                          2002
                                                     -----------------------------   ---------------------------
                                                                       Percent of                     Percent of
  (Dollars in thousands)                                 Amount          Total           Amount         Total
                                                     -----------   --------------     ------------  ------------
  Commercial and industrial ......................   $     9,680          17.59%    $       2,418          23.83%
  Real estate:
    Mortgage-residential .........................        28,368          51.55             4,792          47.24
    Mortgage-nonresidential ......................        15,252          27.72             2,734          26.95
  Consumer .......................................         1,730           3.14               201           1.98
                                                     -----------        -------      ------------       --------
      Total loans ................................        55,030         100.00%           10,145         100.00%
                                                                        =======                         ========
  Allowance for loan losses ......................           827                              152
                                                     -----------                     ------------
      Net loans ..................................   $    54,203                     $      9,993
                                                     ===========                     ============

The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2003 real estate mortgage loans totaled $43.6 million and represented 79.27% of the total loan portfolio. At December 31, 2002, real estate mortgage loans totaled $7.5 million and represented 74.19% of the total loan portfolio.

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

Residential mortgage loans totaled $28.4 million and $4.8 million at December 31, 2003 and 2002, respectively. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $15.3 million and $2.7 million at December 31, 2003 and 2002, respectively. The demand for residential and commercial real estate loans in the Columbia market has increased due to the low interest rate environment.

Commercial and industrial loans totaled $9.7 million and $2.4 million at December 31, 2003 and 2002, respectively, and comprised 17.59% and 23.83%, respectively, of the total portfolio.

The Company's loan portfolio also includes consumer loans. At December 31, 2003, consumer loans totaled $1.7 million and represented 3.14% of the total loan portfolio. Consumer loans totaled $201,000 at December 31, 2002.

The Company's loan portfolio reflects the diversity of its market. The Company's offices are located in the Columbia, South Carolina area. The economy of the Columbia metropolitan area is significantly influenced by officers of state and federal government, a major state university, and a United States Army fort and training center as well as numerous small and mid-sized businesses. Management expects the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                         Over One
                                                                           Year
  December 31, 2003                                       One Year        Through           Over
  (Dollars in thousands)                                  or Less       Five Years     Five Years         Total
                                                       -----------     -----------    -----------    -----------
  Commercial and industrial .......................    $     2,212     $     4,994    $     2,474    $     9,680
  Real estate .....................................          6,954          23,916         12,750         43,620
  Consumer and other ..............................            500           1,042            188          1,730
                                                       -----------     -----------    -----------    -----------
                                                       $     9,666     $    29,952    $    15,412    $    55,030
                                                       ===========     ===========    ===========    ===========

  Loans maturing after one year with:
     Fixed interest rates .........................                                                  $    16,427
     Floating interest rates ......................                                                       28,937
                                                                                                     -----------
                                                                                                     $    45,364
                                                                                                     ===========

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

Investment Securities. The investment securities portfolio is also a component of the Company's total earning assets. Total securities averaged $3,988,338 in 2003 and $4,521,018 in 2002. At December 31, 2003 and 2002, the total securities portfolio was $3,617,631 and $5,643,601, respectively. All securities were designated as held to maturity and were recorded at their cost.

The following table sets forth the fair value of the securities held by the Company at December 31, 2003 and 2002.

Fair Value of Securities
  December 31,                                              2003           2002
                                                      -----------    -----------
  (Dollars in thousands)
  U.S. government agencies .......................    $     3,306    $     5,378
  Nonmarketable equity securities ................            316            271
                                                      -----------    -----------
     Total investment securities .................    $     3,622    $     5,649
                                                      ===========    ===========

The following table sets forth the scheduled maturities and average yields of securities held to maturity at December 31, 2003.

Investment Securities Maturity Distribution and Yields

  December 31, 2003                                    One Year or Less
                                              ------------------------------
  (Dollars in thousands)                          Amount            Yield
                                              -------------    -------------
  U.S. government agencies .................  $       3,302            1.58%
                                              =============    ============

Nonmarketable equity securities totaled $315,500 and $270,550 and had a yield of 5.59% and 6.00% at December 31, 2003 and 2002, respectively.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "---Net Interest Income--- Interest Sensitivity."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $6,281,072 in 2003 and $17,356,355 in 2002. At December 31, 2003, there were no short-term investments. At December 31, 2002, short-term investments totaled $14,798,000. These funds are an important source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. The significant balance in short-term investments in 2002 was partially attributable to the investment in federal funds sold as a result of excess funds from the Company's recently completed stock offerings.

                                    Deposits

Average interest-bearing liabilities totaled $26,482,836 in 2003 and $12,903,115 in 2002.

Deposits. Average total deposits totaled $31,148,323 during 2003 and $14,330,142 in 2002. At December 31, 2003 and 2002, total deposits were $50,645,656 and $20,151,627, respectively.

The following table sets forth the deposits of the Company by category as of December 31, 2003 and 2002.

Deposits

  December 31,                                                2003                             2002
                                                     ------------------------     ----------------------------
                                                                   Percent of                      Percent of
  (Dollars in thousands)                                 Amount     Deposits           Amount        Deposits
                                                     -----------  -----------     ------------   -------------
  Demand deposit accounts .......................    $     7,498       15%        $      2,246          11%
  NOW accounts ..................................          4,829       10                1,947          10
  Savings accounts ..............................         18,100       36                4,825          24
  Time deposits less than $100 ..................         13,428       26                7,204          36
  Time deposits of $100 or over .................          6,791       13                3,930          19
                                                     -----------      ---         ------------         ---
     Total deposits .............................    $    50,646      100%        $     20,152         100%
                                                     ===========      ===         ============         ===

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $43,855,091 at December 31, 2003 and $16,221,647 at December 31, 2002.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 109% at December 31, 2003 and 50.34% at December 31, 2002. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2003, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

                                                                                                 After Six
                                                                                  After Three     Through      After
                                                                   Within Three   Through Six      Twelve      Twelve
  (Dollars in thousands)                                              Months         Months        Months      Months        Total
                                                                   -----------    -----------  ------------   ---------  -----------
  Certificates of deposit of $100 or more ......................   $       504    $       207  $      5,578   $     502  $     6,791

Approximately 7% of the Company's time deposits over $100,000 had scheduled maturities within three months, and 93% had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

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

The Bank exceeded the regulatory capital requirements at December 31, 2003 and 2002 as set forth in the following table.

Analysis of Capital and Capital Ratios

  December 31,                                                                          2003             2002
                                                                                -------------    -------------
  (Dollars in thousands)
  Tier 1 capital ..........................................................     $       7,314    $       7,163
  Tier 2 capital ..........................................................               705              152
                                                                                -------------    -------------
     Total qualifying capital .............................................     $       8,019    $       7,315
                                                                                =============    =============

  Risk-adjusted total assets (including off-balance-sheet exposures) ......     $      56,310    $      17,082
                                                                                =============    =============

  Tier 1 risk-based capital ratio .........................................             12.99%           41.93%
  Total risk-based capital ratio ..........................................             14.24%           42.82%
  Tier 1 leverage ratio ...................................................             14.33%           23.18%

  Because the Bank is growing rapidly and has not yet become profitable, the Bank expects that it will need additional capital or it will need to restrict its growth in 2004. The Company expects to be able to provide additional capital to the Bank by borrowing funds and/or selling equity.

                             Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $16,768,802 through various types of commercial lending arrangements. Approximately $15,946,731 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit at December 31, 2003.

                                                                      After One  After Three
                                                                       Through      Through                   Greater
                                                        Within One       Three       Twelve      Within One      Than
(Dollars in thousands)                                      Month       Months       Months        Year       One Year        Total
                                                     -------------  -----------  -----------  -------------   ---------  -----------
Unused commitments to extend credit ..............   $         276  $       366  $     2,096  $       2,738   $ 14,031   $    16,769
Standby letters of credit ........................              -            10           -              -          -             10
                                                     -------------  -----------  -----------  -------------   --------   -----------
 .................................................   $         276  $       376  $     2,096  $       2,738   $ 14,031   $    16,779
                                                     =============  ===========  ===========  =============   ========   ===========

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                           Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average daily equity), and equity to assets ratio (average daily equity divided by average total assets) for the period indicated. Since its inception, the Company has not paid cash dividends.

                                                          2003            2002
                                                     -----------     -----------
     Return on average assets ...................       (2.81%)         (2.38%)
     Return on average equity ...................      (10.19%)         (5.35%)
     Equity to assets ratio .....................       27.51%          44.55%

                          Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Its significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003, included in this Annual Report to Shareholders, and as filed with the Company's annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

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

Item 7.  Financial Statements.











                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Carolina National Corporation
Columbia, South Carolina


We have  audited  the  accompanying  consolidated  balance  sheets  of  Carolina
National Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carolina National Corporation, as of December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Elliott Davis, LLC
Columbia, South Carolina
January 15, 2004

                          CAROLINA NATIONAL CORPORATION

                           Consolidated Balance Sheets


                                                                                         December 31,
                                                                                         ------------
                                                                                     2003             2002
                                                                                -------------    -------------
Assets:
  Cash and cash equivalents:
     Cash and due from banks ...............................................    $   2,459,441    $     970,326
     Federal funds sold ....................................................               -        14,798,000
                                                                                -------------    -------------
        Total cash and cash equivalents ....................................        2,459,441       15,768,326
                                                                                -------------    -------------
  Investment securities:
     Securities held to maturity
       (fair value of $3,306,188 and $5,377,718
         at December 31, 2003 and 2002, respectively) ......................        3,302,131        5,373,101
     Nonmarketable equity securities .......................................          315,500          270,500
                                                                                -------------    -------------
        Total investment securities ........................................        3,617,631        5,643,601
                                                                                -------------    -------------
  Loans receivable .........................................................       55,030,473       10,144,579
     Less allowance for loan losses ........................................          826,593          152,000
                                                                                -------------    -------------
        Loans, net .........................................................       54,203,880        9,992,579
                                                                                -------------    -------------
  Premises, furniture and equipment, net ...................................          497,442          514,384
  Accrued interest receivable ..............................................          217,064          103,023
  Deferred tax asset .......................................................        1,341,864          719,501
  Other assets .............................................................          571,863           68,892
                                                                                -------------    -------------
        Total assets .......................................................    $  62,909,185    $  32,810,306
                                                                                =============    =============

Liabilities:
  Deposits:
     Noninterest-bearing transaction accounts ..............................    $   7,498,008    $   2,245,732
     Interest-bearing transaction accounts .................................        4,829,484        1,947,377
     Savings and money market ..............................................       18,099,415        4,824,965
     Time deposits $100,000 and over .......................................        6,790,565        3,929,980
     Other time deposits ...................................................       13,428,184        7,203,573
                                                                                -------------    -------------
        Total deposits .....................................................       50,645,656       20,151,627
                                                                                -------------    -------------
  Federal funds purchased ..................................................          533,000               -
  Accrued interest payable .................................................           97,181           19,892
  Other liabilities ........................................................          250,583           44,910
                                                                                -------------    -------------
        Total liabilities ..................................................       51,526,420       20,216,429
                                                                                -------------    -------------
Commitments and contingencies (Notes 9 and 11)
Shareholders' equity:
  Preferred stock, 10,000,000 shares authorized, none issued ...............               -                -
  Common stock, no par value, 20,000,000 shares authorized;
     1,427,303 shares issued at December 31, 2003 and 2002 .................       13,994,796       13,994,796
  Retained deficit .........................................................       (2,612,031)      (1,400,919)
                                                                                -------------    -------------
        Total shareholders' equity .........................................       11,382,765       12,593,877
                                                                                -------------    -------------
        Total liabilities and shareholders' equity .........................    $  62,909,185    $  32,810,306
                                                                                =============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Operations
                 For the years ended December 31, 2003 and 2002


                                                                                        2003             2002
                                                                                -------------    -------------
Interest income:
     Loans, including fees .................................................    $   1,538,196    $     141,281
     Investment securities:
         Escrow interest ...................................................               -            16,366
         Taxable ...........................................................           61,469           26,938
         Nonmarketable equity securities ...................................           17,078            7,425
     Federal funds sold ....................................................           68,845          124,340
                                                                                -------------    -------------
              Total ........................................................        1,685,588          316,350
                                                                                -------------    -------------
Interest expense:
     Time deposits $100,000 and over .......................................          131,289           48,537
     Other deposits ........................................................          379,118          115,658
     Federal funds purchased ...............................................              792               -
                                                                                -------------    -------------
              Total ........................................................          511,199          164,195
                                                                                -------------    -------------
Net interest income ........................................................        1,174,389          152,155
Provision for loan losses ..................................................          675,660          152,000
                                                                                -------------    -------------
Net interest income after provision for loan losses ........................          498,729              155
                                                                                -------------    -------------
Noninterest income:
     Service charges on deposit accounts ...................................           50,173            4,921
     Residential mortgage origination fees .................................          231,499          139,363
     Other .................................................................           22,855            6,419
                                                                                -------------    -------------
         Total noninterest income ..........................................          304,527          150,703
                                                                                -------------    -------------
Noninterest expenses:
     Salaries and employee benefits ........................................        1,487,052          834,306
     Net occupancy .........................................................          223,734          151,405
     Furniture and equipment ...............................................          120,816           53,825
     Other operating .......................................................          798,940          463,327
                                                                                -------------    -------------
         Total noninterest expense .........................................        2,630,542        1,502,863
                                                                                -------------    -------------
Loss before income taxes ...................................................       (1,827,286)      (1,352,005)
Income tax benefit .........................................................         (616,174)        (719,501)
                                                                                -------------    -------------
Net loss ...................................................................    $  (1,211,112)   $    (632,504)
                                                                                =============    =============
Earnings per share
Basic loss per share .......................................................    $      (0.85)    $       (0.91)
                                                                                ============     =============
Diluted loss per share .....................................................    $      (0.85)    $       (0.91)
                                                                                ============     =============
Average shares outstanding .................................................       1,427,303           693,427
                                                                                ============     =============

         The accompanying notes are an integral part of the consolidated financial statements.

           Consolidated Statements of Changes in Shareholders' Equity
                 For the years ended December 31, 2003 and 2002



                                                                                Unearned
                                                    Common Stock                  stock
                                                    ------------                 compen-         Retained
                                              Shares            Amount           sation           deficit           Total
                                          -----------     -------------      -----------     -------------     --------------

Balance, December 31, 2001 ...........         85,330     $     860,000      $    (6,700)    $    (768,415)    $       84,885

Proceeds from sale of stock ..........      1,341,303        13,413,030                                            13,413,030

Stock issuance costs .................                         (278,234)                                             (278,234)

Net loss .............................                                                            (632,504)          (632,504)

Earned stock compensation ............            670                              6,700                                6,700
                                            ---------     -------------      -----------     -------------     --------------

Balance, December 31, 2002 ...........      1,427,303        13,994,796               -         (1,400,919)        12,593,877

Net loss .............................                                                          (1,211,112)        (1,211,112)
                                            ---------     -------------      -----------     -------------     --------------

Balance, December 31, 2003 ...........      1,427,303     $  13,994,796      $        -      $  (2,612,031)    $   11,382,765
                                            =========     =============      ===========     =============     ==============


         The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002


                                                                                        2003             2002
                                                                                -------------    -------------
Cash flows from operating activities:
Net loss ....................................................................   $  (1,211,112)   $    (632,504)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Provision for loan losses ..............................................         675,660          152,000
     Depreciation and amortization expense ..................................         109,751           40,705
     Discount accretion and premium amortization ............................          70,790            7,711
     Deferred income tax benefit ............................................        (616,174)        (719,501)
     Increase in accrued interest receivable ................................        (114,041)        (103,023)
     Increase in accrued interest payable ...................................          77,289           19,892
     Increase in other assets ...............................................        (502,971)         (19,495)
     Increase (decrease) in other liabilities ...............................         199,664          (27,589)
                                                                                -------------    -------------

         Net cash used by operating activities ..............................      (1,311,144)      (1,281,804)
                                                                                -------------    -------------

Cash flows from investing activities:
     Purchases of securities held to maturity ...............................              -        (8,680,812)
     Purchases of nonmarketable equity securities ...........................         (45,000)        (270,500)
     Calls of securities held to maturity ...................................       2,000,000        3,300,000
     Net increase in loans ..................................................     (44,886,963)     (10,144,579)
     Purchase of premises, furniture and equipment ..........................         (92,807)        (550,529)
                                                                                -------------    -------------

         Net cash used by investing activities ..............................     (43,024,770)     (16,346,420)
                                                                                -------------    -------------

Cash flows from financing activities:
     Net increase in demand deposits, interest-bearing
       transaction accounts and savings accounts ............................      21,408,833       11,133,553
     Net increase in certificates of deposit and
       other time deposits ..................................................       9,085,196        9,018,074
     Increase in federal funds purchased ....................................         533,000               -
     Issuance of common stock, net of direct costs ..........................              -        13,134,796
     Earned deferred stock compensation .....................................              -             6,700
                                                                                -------------    -------------

         Net cash provided by financing activities ..........................      31,027,029       33,293,123
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents ........................     (13,308,885)      15,664,899

Cash and cash equivalents, beginning of year ................................      15,768,326          103,427
                                                                                -------------    -------------

Cash and cash equivalents, end of year ......................................   $   2,459,441    $  15,768,326
                                                                                =============    =============


         The accompanying notes are an integral part of the consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Carolina National Corporation (the Company) was incorporated on February 14, 2000, to be a bank holding company for Carolina National Bank & Trust Company (the Bank). Carolina National Bank & Trust Company commenced business on July 15, 2002. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Richland County, South Carolina. The Bank is chartered under the National Bank Act, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

Securities Held to Maturity - Investment securities are stated at cost, adjusted for amortization of premium and accretion of discount computed by the straight-line method. The Company has the ability and management has the intent to hold investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The Company does not actively trade securities and has no securities classified as available for sale at December 31, 2003.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Atlanta. The stocks have no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2003 and 2002, the Company's investment in Federal Home Loan Bank stock was $45,500 and $500, respectively. The investment in Federal Reserve Bank stock totaled $270,000 at December 31, 2003 and 2002. Dividends received on these stocks are included as a separate component of interest income.

Loans receivable - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. Fees earned on loans are amortized over the life of the loan.

When serious doubt exists as to the collectibility of a loan or when a loan becomes 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2003, management has determined that the Company had no impaired loans.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. While the allowance is based upon current and future economic conditions which may affect the borrowers' ability to pay and the underlying collateral value of the loans, it is primarily based on 1.50% of outstanding loans until a history is established. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

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

Residential Loan Origination Fees - The Company offers residential loan origination service to its customers in its immediate market area. The loans are offered on terms and prices offered by the Company's correspondents and are closed in the name of the correspondents. The Company receives fees for services it provides in conjunction with the origination services it provides. The fees are recognized at the time the loans are closed by the Company's correspondent.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and net operating loss carryforwards.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $104,548 and $137,834 were included in the Company's results of operations for 2003 and 2002.

Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 13. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has outstanding stock warrants which were issued to organizers of the Bank in connection with the organization of the Bank. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for both the stock options and stock warrants.

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                      2003             2002
                                                                               --------------    -------------

Net loss, as reported .....................................................    $   (1,211,112)   $    (632,504)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..............................          (296,988)         (48,164)
                                                                               --------------    -------------

Pro forma net loss ........................................................    $   (1,508,100)   $    (680,668)
                                                                               ==============    =============

Loss per share:
  Basic - as reported .....................................................    $        (0.85)   $       (0.91)
                                                                               ==============    =============
  Basic - pro forma .......................................................    $        (1.06)   $       (0.98)
                                                                               ==============    =============

In calculating the pro forma disclosures, the fair value of options and warrants granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: dividend yield of 0 percent for each year; expected volatility of 0 percent for each year; risk-free interest rate of 4.71 percent and 3.84 present for 2003 and 2002, respectively; and expected life of 10 years for each year.

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to both outstanding warrants and stock options, and are determined using the treasury stock method. Due to the net loss, the outstanding warrants and stock options are not considered common stock equivalents and therefore, dilutive loss per share is not presented.

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $433,910 and $164,195 for the years ended December 31, 2003 and 2002, respectively.

Income taxes paid for the years ended December 31, 2003 totaled $5,558. There were no income tax payments during the year ended December 31, 2002.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications   -  Certain  captions  and  amounts  in  the  2002  financial statements were reclassified to conform with the 2003 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with The Bankers Bank to cover all cash letter transactions. At December 31, 2003, the requirement was met by the cash balance in the account.


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities held to maturity were:

                                                                                             Gross Unrealized
                                                                        Amortized            ----------------           Estimated
                                                                          Costs            Gains          Losses        Fair Value
                                                                          -----            -----          ------        ----------
December 31, 2003
U.S. government agencies and corporations ........................   $   3,302,131    $       4,057     $        -     $   3,306,188
                                                                     =============    =============     ===========    =============

December 31, 2002
U.S. government agencies and corporations ........................   $   5,373,101    $       4,617     $        -     $   5,377,718
                                                                     =============    =============     ===========    =============

There were no sales of securities in 2003 and 2002. There were no securities pledged at December 31, 2003 or 2002.

The following is a summary of maturities of securities held to maturity as of December 31, 2003. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                  Amortized        Estimated
                                                     Cost         Fair Value
                                                     ----         ----------

Due within one year ........................   $   3,302,131    $   3,306,188
                                               =============    =============

There were no unrealized losses in the Company's investment portfolio at December 31, 2003.


NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

                                                            December 31,
                                                            ------------
                                                       2003             2002
                                                  -------------    -------------
   Real estate - construction ................    $   6,444,887    $          -
   Real estate - mortgage ....................       37,175,462        7,525,657
   Commercial and industrial .................        9,680,099        2,417,829
   Consumer and other ........................        1,730,025          201,093
                                                  -------------    -------------

      Total gross loans ......................    $  55,030,473    $  10,144,579
                                                  =============    =============

Transactions in the allowance for loan losses during 2003 and 2002 are summarized below:

                                                         2003             2002
                                                 -------------    -------------
Balance, beginning of year ..................    $     152,000    $          -
Provision charged to operations .............          675,660          152,000
Chargeoffs ..................................           (1,067)              -
                                                 -------------    -------------
     Balance, end of year ...................    $     826,593    $     152,000
                                                 =============    =============

At December 31, 2003 and 2002, the Bank had no loans in nonaccrual status, no loans past due ninety days or more and still accruing interest, and no restructured loans.

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

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

                                                                                          December 31,
                                                                                          ------------
                                                                                     2003             2002
                                                                                -------------    -------------
    Leasehold improvements .................................................    $      82,870    $      75,415
    Furniture and equipment ................................................          565,027          479,674
                                                                                -------------    -------------
      Total ................................................................          647,897          555,089
    Less, accumulated depreciation .........................................          150,455           40,705
                                                                                -------------    -------------

      Premises, furniture and equipment, net ...............................    $     497,442    $     514,384
                                                                                =============    =============

Depreciation and amortization expense was $109,751 and $40,705 for the years ended December 31, 2003 and 2002, respectively.


NOTE 6 - DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

     Maturing In:                                             Amount
     -----------                                          -------------
         2004 .......................................     $  18,011,942
         2005 .......................................         1,843,145
         2006 .......................................           252,253
         2007 .......................................           103,909
         2008 .......................................             7,500
                                                          -------------

            Total ...................................     $  20,218,749
                                                          =============


NOTE 7 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2003 and 2002 are summarized below:

                                                                                        2003             2002
                                                                                -------------    -------------
    Professional fees .....................................................     $     140,058    $     100,018
    Telephone expenses ....................................................            28,995           20,015
    Office supplies, stationery, and printing .............................            43,307           50,573
    Service bureau and related expenses ...................................           161,533           23,928
    Advertising and public relations ......................................           104,548          137,834
    Postage ...............................................................            14,004           11,247
    Other (including pre-opening expenses) ................................           306,495          119,712
                                                                                -------------    -------------

     Total ................................................................     $     798,940    $     463,327
                                                                                =============    =============

NOTE 8 - INCOME TAXES

Income tax expense for 2003 and 2002 is summarized as follows:

                                                     2003              2002
                                               --------------     -------------
  Current portion
    Federal ...............................    $           -      $          -
    State .................................               922                -
                                               --------------     -------------
       Total current ......................               922                -
                                               --------------     -------------
  Deferred ................................          (617,096)         (719,501)
                                               --------------     -------------
  Income tax benefit ......................    $     (616,174)    $    (719,501)
                                               ==============     =============

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

                                                           December 31,
                                                           ------------
                                                      2003             2002
                                                 --------------    -------------
Deferred tax assets:
    Allowance for loan losses ................    $     275,627    $      50,290
    Net operating loss carryforward ..........          797,824          343,930
    Organization and start-up costs ..........          288,575          371,024
    Loan origination costs ...................           33,867               -
                                                  -------------    -------------
     Total deferred tax assets ...............        1,395,893          765,244
                                                  -------------    -------------
Deferred tax liabilities:
    Accumulated depreciation .................           59,296           45,743
                                                  -------------    -------------
     Total deferred tax liabilities ..........           59,296           45,743
                                                  -------------    -------------
     Net deferred tax asset ..................    $   1,336,597    $     719,501
                                                  =============    =============

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2003, management believes it will fully realize 100% of the Company's deferred tax asset.

The Company has a net operating loss for income tax purposes of $1,011,558 as of December 31, 2003. This net operating loss expires in the year 2022.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2003 and 2002 to income before income taxes follows:

                                                                                        2003             2002
                                                                               --------------    -------------
 Tax expense (benefit) at statutory rate ..................................    $     (616,177)   $    (651,688)
 State income tax, net of federal income tax effect .......................           (35,936)         (67,813)
 Other ....................................................................            35,939               -
                                                                               --------------    -------------
     Income tax benefit ...................................................    $     (616,174)   $    (719,501)
                                                                               ==============    =============

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

The Company also leases a plot of land one block from its main branch location. The Company intends to build a structure on this plot to serve as a drive up teller facility. The operating lease has an initial seven-year term, which expires January 31, 2010, and is renewable, at the Company's option, for three additional five-year terms at a 15% increased monthly rental for each successive lease term. The lease requires monthly payments of $2,500 for the first five years of the initial term, followed by monthly payments of $2,875 for the last two years of the term.

Rental expense under these operating lease agreements was $165,468 and $123,673 for the years ended December 31, 2003 and 2002, respectively.

Minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

     2004 ................................................    $     174,370
     2005 ................................................          175,180
     2006 ................................................          175,580
     2007 ................................................           90,898
     2008 ................................................           87,300
     Thereafter ..........................................          200,175
                                                              -------------
     Total minimum future rental payments ................    $     903,503
                                                              =============


NOTE 10 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2003 and 2002, the Company had related party loans totaling $2,386,436 and $710,718, respectively. During 2003, advances on related party loans totaled $2,019,408, and repayments were $343,690.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

As discussed in Note 9, the Bank is in the process of constructing a drive-up teller facility. The total cost of construction is estimated to be $191,000 and is expected to be completed in the second quarter of 2004.

NOTE 12 - STOCK WARRANTS

The directors of the Company received stock warrants giving them the right to purchase two shares for every three shares they purchased in the initial offering of the Company's common stock at a price of $10 per share. The warrants vest one-third on July 15 of each of 2003, 2004 and 2005 and expire on July 15, 2012. Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability).

A summary of the status of the Company's stock warrants as of December 31, 2003 and 2002, and changes during each year is presented below:

                                                      2003             2002
                                                    Warrants         Warrants
                                                    --------         --------
     Outstanding at beginning of year ........    $     200,555    $          -
     Granted .................................               -           200,555
     Exercised ...............................               -                -
     Cancelled ...............................               -                -
                                                  -------------    -------------

     Outstanding at end of year ..............    $     200,555    $     200,555
                                                  =============    =============

At December 31, 2003, 66,845 of the warrants were exercisable.


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

The Company has also granted a total of 40,500 stock options to its employees. Of these, 40,200 were granted on July 15, 2002, 100 were granted on July 17, 2002, and 200 were granted on September 6, 2002. These options will vest 30% at the end of three years, 30% at the end of four years, and 40% at the end of five years. Years will be measured from the grant dates. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

A summary of the status of the Company's stock options as of December 31, 2003 and 2002, and changes during each year is presented below:

                                                                            2003                     2002
                                                                     -------------------     --------------------
                                                                                Weighted                 Weighted
                                                                                 Average                 Average
                                                                                 Exercise                Exercise
                                                                       Shares     Price       Shares       Price
                                                                       ------     -----       ------       -----
     Outstanding at beginning of year .........................        105,201   $                  -     $      -
     Granted ..................................................              -                 105,201       10.00
     Exercised ................................................              -                      -            -
     Forfeited ................................................              -                      -            -
                                                                     ---------               --------

     Outstanding at end of year ...............................        105,201                105,201
                                                                     =========               ========

There were 25,880 options exercisable at December 31, 2003.

NOTE 14 - LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during 2003 and 2002 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

                                                                                        2003             2002
                                                                               --------------    -------------
Net loss per share - basic computation:

Net loss to common shareholders ..........................................      $  (1,211,112)   $    (632,504)
                                                                                =============    =============

Average common shares outstanding - basic ................................          1,427,303          693,427
                                                                                =============    =============

Basic loss per share .....................................................      $      (0.85)    $       (0.91)
                                                                                ============     =============


NOTE 15 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2003, the most recent notification from the Bank's primary regulator categorized it as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2003 and 2002.

                                                                                                                      To Be Well-
                                                                                                                  Capitalized Under
                                                                                           For Capital            Prompt Corrective
                                                                      Actual            Adequacy Purposes         Action Provisions
                                                                      ------            -----------------         -----------------
                                                              Amount        Ratio       Amount        Ratio      Amount       Ratio
                                                              ------        -----       ------        -----      ------       -----

December 31, 2003
  Total capital (to risk-weighted assets) .............     $8,019,000      14.24%    $4,504,800      8.00%    $5,631,000      10.0%
  Tier 1 capital (to risk-weighted assets) ............      7,314,000      12.99      2,252,400      4.00      3,378,600      6.00
  Tier 1 capital (to average assets) ..................      7,314,000      14.33      2,041,000      4.00      2,551,300      5.00

December 31, 2002
  Total capital (to risk-weighted assets) .............     $7,315,000      42.82%    $1,337,040      8.00%    $1,671,300     10.00%
  Tier 1 capital (to risk-weighted assets) ............      7,163,000      41.93        668,520      4.00      1,002,780      6.00
  Tier 1 capital (to average assets) ..................      7,163,000      23.18      1,236,200      4.00      1,545,250      5.00

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.


NOTE 16 - UNUSED LINES OF CREDIT

As of December 31, 2003, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $2,250,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. As of December 31, 2003, we had drawn $533,000 on this line of credit. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which totaled $6,118,000 as of December 31, 2003. As of December 31, 2003, the Bank had not drawn any advances on this line.


NOTE 17 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS, OR ADVANCES

The ability of Carolina National Corporation to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. However, there are restrictions on the ability of the Bank to transfer funds to Carolina National Corporation in the form of cash dividends, loans, or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of the Bank's net profits (as defined) for the current year plus retained net profits (as defined) for the preceding two years, less any required transfers to surplus. As of December 31, 2003 and 2002, the Bank had no retained earnings available for dividends.

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

The  following  table  summarizes  the  Company's   off-balance-sheet  financial
instruments whose contract amounts represent credit risk:

                                                       December 31,
                                                       ------------
                                                   2003             2002
                                               -------------    -------------

Commitments to extend credit ..............    $  16,768,802    $   5,526,127
                                               =============    =============

Standby letters of credit .................    $      10,000    $          -
                                               =============    =============


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

Federal Funds Purchased - Federal funds purchased are for a term of one day, and the carrying amount approximates the fair value.

Accrued  Interest   Receivable  and  Payable  -  The  carrying  value  of  these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - The carrying amount for loan commitments and standby letters of credit which are off-balance-sheet financial instruments approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                             2003                                  2002
                                                                             ----                                  ----
                                                                   Carrying         Estimated           Carrying          Estimated
Financial Assets:                                                   Amount          Fair Value           Amount           Fair Value
                                                                    ------          ----------           ------           ----------
  Cash and due from banks ..............................        $ 2,459,441        $ 2,459,441        $   970,326        $   970,326
  Federal funds sold ...................................                  -                  -         14,798,000         14,798,000
  Securities held to maturity ..........................          3,302,131          3,306,188          5,373,101          5,377,718
  Nonmarketable equity securities ......................            315,500            315,500            270,500            270,500
  Loans receivable .....................................         55,030,473         55,098,669         10,144,579         10,150,508
  Accrued interest receivable ..........................            217,064            217,064            103,023            103,023

Financial Liabilities:
  Demand deposit, interest-bearing
    transaction, and savings accounts ..................        $30,426,907        $30,426,907        $ 9,018,074        $ 9,018,074
  Certificates of deposit and other
    time deposits ......................................         20,218,749         20,273,043         11,133,553         11,337,959
  Federal funds purchased ..............................            533,000            533,000                  -                  -
  Accrued interest payable .............................             97,181             97,181             19,892             19,892

                                                                 Notional         Estimated            Notional         Estimated
                                                                  Amount          Fair Value            Amount          Fair Value
                                                                  ------          ----------            ------          ----------
Off-Balance Sheet Financial Instruments:
  Commitments to extend credit .........................     $   16,768,802      $  16,768,802      $   5,526,127      $   5,526,127
  Standby letters of credit ............................     $       10,000      $      10,000      $          -       $           -

NOTE 20 - CAROLINA NATIONAL CORPORATION (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Carolina National Corporation (Parent Company Only).

                            Condensed Balance Sheets

                                                                                          December 31,
                                                                                          ------------
                                                                                     2003             2002
                                                                               --------------    -------------
Assets
   Cash ...................................................................    $    1,003,256    $   4,745,836
   Investment in banking subsidiary .......................................         8,657,062        7,882,041
   Loans receivable .......................................................         1,747,109               -
      Less allowance for loan losses ......................................            27,718               -
                                                                               --------------    -------------
      Loans, net ..........................................................         1,719,391               -
                                                                               --------------    -------------
   Other assets ...........................................................             4,011               -
                                                                               --------------    -------------
      Total assets ........................................................    $   11,383,720    $  12,627,877
                                                                               ==============    =============

Liabilities and shareholders' equity
   Other liabilities ......................................................    $          955    $      34,000
   Shareholders' equity ...................................................        11,382,765       12,593,877
                                                                               --------------    -------------
      Total liabilities and shareholders' equity ..........................    $   11,383,720    $  12,627,877
                                                                               ==============    =============



                       Condensed Statements of Operations
                 For the years ended December 31, 2003 and 2002


                                                                                     2003             2002
                                                                                -------------    -------------
Income ....................................................................    $       48,736    $      16,368

Expenses
   Other expenses .........................................................            34,869               -
                                                                               --------------    -------------

Income (loss) before income taxes and equity in
   undistributed losses of banking subsidiary .............................            13,867           16,368

   Income tax benefit .....................................................                -                -

   Equity in undistributed losses of banking subsidiary ...................        (1,224,979)        (648,872)
                                                                               --------------    -------------

   Net loss ...............................................................    $   (1,211,112)   $    (632,504)
                                                                               ==============    =============

                       Condensed Statements of Cash Flows
                 For the years ended December 31, 2003 and 2002


                                                                                     2003             2002
                                                                                -------------    -------------
Cash flows from operating activities:
  Net loss ...............................................................     $   (1,211,112)   $    (632,504)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Provision for loan losses ...........................................             27,718               -
     Increase (decrease) in other assets .................................             (4,011)          53,957
     Equity in undistributed losses of banking subsidiary ................          1,224,979          648,872
     Pre-opening expenses transferred to the Bank ........................                 -           769,087
     (Decrease) increase in other liabilities ............................            (33,045)         (38,499)
                                                                               --------------    -------------
       Net cash provided (used) by operating activities ..................              4,529          800,913
                                                                               --------------    -------------

Cash flows from investing activities:
  Purchase of Bank stock .................................................     $   (2,000,000)   $  (9,300,000)
  Net increase in loans ..................................................         (1,747,109)              -
                                                                               --------------    -------------
       Net cash used by operating activities .............................         (3,747,109)      (9,300,000)
                                                                               --------------    -------------

Cash flows from financing activities:
  Earned deferred stock ..................................................                 -             6,700
  Issuance of common stock, net of direct costs ..........................                 -        13,134,796
  Redemption of stock ....................................................                 -                -
                                                                               --------------    -------------
       Net cash provided by financing activities .........................                 -        13,141,496
                                                                               --------------    -------------

Net (decrease) increase in cash and cash equivalents .....................         (3,742,580)       4,642,409

Cash and cash equivalents, beginning of year .............................          4,745,836          103,427
                                                                               --------------    -------------

Cash and cash equivalents, end of year ...................................     $    1,003,256    $   4,745,836
                                                                               ==============    =============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A. Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. Joel A. Smith, III, meets the terms of the definition. Pursuant to the terms of Item 401(e) of Regulation S-B a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 401, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to
Item 401 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.


         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to John W. Hobbs, Executive Vice President, Carolina National Corporation, 1350 Main Street, Columbia, South Carolina 29201.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2003 Stock Option Plan" in the 2004 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Management" in the 2004 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                 40,500                      $10.00                       88,902

Equity compensation
plans not approved
by security holders(1)          265,256                      $10.00                            0
                                -------                      ------                       ------

Total                           305,756                      $10.00                       88,902
                                =======                      ======                       ======

         (1) Represents warrants issued to directors of the holding company and organizers of the Bank. The Company granted stock warrants to the directors to compensate them for: (a) their time and efforts as organizers and directors; (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of the Bank and to provide capital for the Bank; and (c) their continued service as directors. Directors received two stock warrants for every three shares they purchased prior to the opening of the Bank. One-third of the warrants vest and become exercisable on each of the first three anniversaries of the opening of the Bank (July 15, 2002). Vested warrants expire on the earlier of 90 days after termination of the director's status as a director (one year after death or disability) or ten years after opening of the Bank and have an exercise price of $10.00 per share.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the capiton "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

         Exhibit No. in
         Item 601 of
         Regulation S-B)                    Description

          3.1                 Articles of  Incorporation  of  Carolina  National
                              Corporation(1)

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3                Memorandum  of   Understanding   between  Carolina
                              National Corporation and Joe Pinner(1)

          10.4                Severance   Agreement  between  Carolina  National
                              Corporation and James A. Gunter(1)

          10.5 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.6 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.7                Carolina National Corporation 2003 Stock Option
                              Plan

          21                  Subsidiaries of Carolina National Corporation

          31.1                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Officer

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  Exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  Exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(b)      Reports on Form 8.K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2003.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Carolina National Corporation


March 29, 2004                   By: s/Roger B. Whaley
                                    --------------------------------------------
                                     Roger B. Whaley
                                     President and Chief Executive Officer


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

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date


s/Charlotte J. Berry
--------------------------               Director                                           March 29, 2004
Charlotte J. Berry


--------------------------               Director                                           March __, 2004
William P. Cate


--------------------------               Director                                           March __, 2004
Kirkman Finlay, III

s/I. S. Leevy Johnson
--------------------------               Director                                           March 29, 2004
I. S. Leevy Johnson

s/Angus B. Lafaye
--------------------------               Director                                           March 29, 2004
Angus B. Lafaye

s/R. C. McEntire, Jr.
--------------------------               Director                                           March 26, 2004
R. C. McEntire, Jr.

s/C. Whitaker Moore
--------------------------               Director                                           March 29, 2004
C. Whitaker Moore

s/Leon Joseph Pinner, Jr.
--------------------------               Director                                           March 26, 2004
Leon Joseph Pinner, Jr.

s/Joel A. Smith, III
--------------------------               Director                                           March 29, 2004
Joel A. Smith, III

s/Robert E. Staton, Sr.
--------------------------               Director                                           March 29, 2004
Robert E. Staton, Sr.


--------------------------               Director                                           March __, 2004
William H. Stern

s/Joe E. Taylor, Jr.
--------------------------               Director                                           March 29, 2004
Joe E. Taylor, Jr.

s/Roger B. Whaley
--------------------------               President, Chief Executive Officer, Director       March 26, 2004
Roger B. Whaley

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



                                  EXHIBIT INDEX

         Exhibit No. in
         Item 601 of
         Regulation S-B)                    Description

          3.1                 Articles of  Incorporation  of  Carolina  National
                              Corporation(1)

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3                Memorandum  of   Understanding   between  Carolina
                              National Corporation and Joe Pinner(1)

          10.4                Severance   Agreement  between  Carolina  National
                              Corporation and James A. Gunter(1)

          10.5 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.6 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.7                Carolina National Corporation 2003 Stock Option
                              Plan

          21                  Subsidiaries of Carolina National Corporation

          31.1                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Officer

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  Exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  Exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).