Form 10QSB
period 2004-03-31
CAROLINA NATIONAL CORP
filed 2004-05-14
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

  X
-----              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

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

        1,427,303 shares of common stock, no par value on April 30, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION

                                      Index


PART I - FINANCIAL INFORMATION                                                                             Page No.


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.............................3

         Condensed Consolidated Statements of Operations- Three months ended March 31, 2004 and 2003..............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Three months ended March 31, 2004 and 2003.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................................8-13

Item 3.  Controls and Procedures..............................................................................14-15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................16

         (a) Exhibits............................................................................................16

         (b) Reports on Form 8-K.................................................................................16

                          CAROLINA NATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                 March 31,             December 31,
                                                                                                   2004                    2003
                                                                                                   ----                    ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ........................................................           $    992,131            $  2,459,441
    Federal funds sold .............................................................              7,804,000                       -
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              8,796,131               2,459,441
                                                                                               ------------            ------------
  Investment securities
    Securities held to maturity ....................................................              3,000,000               3,302,131
    Nonmarketable equity securities ................................................                487,100                 315,500
                                                                                               ------------            ------------
      Total investment securities ..................................................              3,487,100               3,617,631
                                                                                               ------------            ------------
  Loans receivable .................................................................             61,799,986              55,030,473
    Less allowance for loan losses .................................................                929,431                 826,593
                                                                                               ------------            ------------
      Loans, net ...................................................................             60,870,555              54,203,880
                                                                                               ------------            ------------
  Premises, furniture and equipment, net ...........................................                486,138                 497,442
  Accrued interest receivable ......................................................                204,148                 217,064
  Deferred tax asset ...............................................................              1,455,441               1,341,864
  Other assets .....................................................................                212,693                 571,863
                                                                                               ------------            ------------
      Total assets .................................................................           $ 75,512,206            $ 62,909,185
                                                                                               ============            ============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .......................................           $  8,839,951            $  7,498,008
    Interest-bearing transaction accounts ..........................................              5,061,170               4,829,484
    Savings and money market .......................................................             20,560,699              18,099,415
    Time deposits $100,000 and over ................................................             14,009,935               6,790,565
    Other time deposits ............................................................             15,455,844              13,428,184
                                                                                               ------------            ------------
      Total deposits ...............................................................             63,927,599              50,645,656
                                                                                               ------------            ------------
  Federal funds purchased ..........................................................                      -                 533,000
  Accrued interest payable .........................................................                161,286                  97,181
  Other liabilities ................................................................                247,238                 250,583
                                                                                               ------------            ------------
      Total liabilities ............................................................             64,336,123              51,526,420
                                                                                               ------------            ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .......................                      -                       -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ....................................             13,994,796              13,994,796
    Retained deficit ...............................................................             (2,818,713)             (2,612,031)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................             11,176,083              11,382,765
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 75,512,206            $ 62,909,185
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                                            ---------
                                                                                                  2004                      2003
                                                                                                  ----                      ----
Interest income
  Loans, including fees ........................................................              $   708,687               $   179,167
  Investment securities:
    Taxable ....................................................................                   10,706                    29,124
    Nonmarketable equity securities ............................................                    4,455                     4,050
  Federal funds sold ...........................................................                   14,632                    39,717
                                                                                              -----------               -----------
      Total ....................................................................                  738,480                   252,058
                                                                                              -----------               -----------
Interest expense
  Time deposits $100,000 and over ..............................................                   63,903                    29,561
  Other deposits ...............................................................                  171,433                    78,670
                                                                                              -----------               -----------
      Total ....................................................................                  235,336                   108,231
                                                                                              -----------               -----------
Net interest income ............................................................                  503,144                   143,827
Provision for loan losses ......................................................                  102,838                   161,000
                                                                                              -----------               -----------
Net interest income after provision for loan losses ............................                  400,306                   (17,173)
                                                                                              -----------               -----------
Noninterest income
  Service charges on deposit accounts ..........................................                   24,752                     5,891
  Residential mortgage origination fees ........................................                   33,669                    81,600
  Other ........................................................................                    8,489                     3,961
                                                                                              -----------               -----------
      Total noninterest income .................................................                   66,910                    91,452
                                                                                              -----------               -----------
Noninterest expenses
  Salaries and employee benefits ...............................................                  438,396                   338,076
  Net occupancy ................................................................                   62,545                    57,253
  Furniture and equipment ......................................................                   31,153                    28,617
  Other operating ..............................................................                  248,820                   147,292
                                                                                              -----------               -----------
      Total noninterest expense ................................................                  780,914                   571,238
                                                                                              -----------               -----------
Loss before income taxes .......................................................                 (313,698)                 (496,959)
Income tax benefit .............................................................                 (107,016)                 (168,965)
                                                                                              -----------               -----------
Net loss .......................................................................              $  (206,682)              $  (327,994)
                                                                                              ===========               ===========
Earnings per share
Basic loss per share ...........................................................              $      (.14)              $      (.23)
                                                                                              ===========               ===========
Average shares outstanding .....................................................                1,427,303                 1,427,303
                                                                                              ===========               ===========




            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
      Condensed Consolidated Statements of Changes in Shareholders' Equity
               for the three months ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                  Common Stock
                                                                  ------------                     Retained
                                                           Shares              Amount               Deficit              Total
                                                           ------              ------               -------              -----
Balance, December 31, 2002 ...................            1,427,303         $ 13,994,796         $ (1,400,919)         $ 12,593,877

Net loss .....................................                    -                    -             (327,994)             (327,994)
                                                          ---------         ------------         ------------          ------------

Balance, March 31, 2003 ......................            1,427,303         $ 13,994,796         $ (1,728,913)         $ 12,265,883
                                                          =========         ============         ============          ============

Balance, December 31, 2003 ...................            1,427,303           13,994,796           (2,612,031)           11,382,765

Net loss .....................................                    -                    -             (206,682)             (206,682)
                                                          ---------         ------------         ------------          ------------

Balance, March 31, 2004 ......................            1,427,303         $ 13,994,796         $ (2,818,713)         $ 11,176,083
                                                          =========         ============         ============          ============




            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                     2004                  2003
                                                                                                     ----                  ----
Cash flows from operating activities
  Net loss .......................................................................            $   (206,682)            $   (327,994)
  Adjustments to reconcile net loss to net cash used by
    operating activities
      Provision for loan losses ..................................................                 102,838                  161,000
      Depreciation and amortization expense ......................................                  28,657                   25,823
      Discount accretion and premium amortization ................................                   2,131                   16,738
      Deferred income tax benefit ................................................                (113,577)                (168,965)
      (Increase) decrease in accrued interest receivable .........................                  12,916                  (10,917)
      Increase (decrease) in accrued interest payable ............................                  64,105                       (9)
      Decrease in other assets ...................................................                 359,170                   16,077
      Decrease in other liabilities ..............................................                  (3,345)                 (18,460)
                                                                                              ------------             ------------
        Net cash provided (used) by operating activities .........................                 246,213                 (306,707)
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities ...................................                (171,600)                 (45,000)
  Net increase in loans ..........................................................              (6,769,513)             (10,755,647)
  Purchase of premises, furniture and equipment ..................................                 (17,353)                 (60,452)
  Maturities of securities held to maturity ......................................               3,300,000                        -
  Purchases of securities held to maturity .......................................              (3,000,000)                       -
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................              (6,658,466)             (10,861,099)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................               4,034,913                7,993,532
  Net increase (decrease) in certificates of deposit and
    other time deposits ..........................................................               9,247,030               (1,604,172)
  Net decrease in federal funds sold .............................................                (533,000)                       -
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              12,748,943                6,389,360
                                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents .............................               6,336,690               (4,778,446)
Cash and cash equivalents, beginning of period ...................................               2,459,441               15,768,326
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $  8,796,131             $ 10,989,880
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $          -            $           -
                                                                                              ============             ============
  Interest .......................................................................            $    171,231             $    108,240
                                                                                              ============             ============



            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2003 Annual Report on Form 10-KSB.


Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Note 3 - Stock-Based Compensation - We have a stock-based employee compensation plan which is further described in our Annual Report on Form 10-KSB. We account for the plan under the recognition and measurement principles of Accounting
Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, we have stock warrants which were issued to our organizers in connection with the initial stock offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options.

                                                                                                   Three months ended March 31,
                                                                                                   ----------------------------
                                                                                                   2004                      2003
                                                                                                   ----                      ----
Net income, as reported ........................................................                $(206,682)                $(327,994)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...................................                  (46,776)                   (6,775)
                                                                                                ---------                 ---------

Pro forma net income (loss) ....................................................                $(253,458)                $(334,769)
                                                                                                =========                 =========

Earnings (loss) per share:
  Basic - as reported ..........................................................                $   (0.14)                $   (0.23)
                                                                                                =========                 =========
  Basic - pro forma ............................................................                $   (0.18)                $   (0.23)
                                                                                                =========                 =========

                          CAROLINA NATIONAL CORPORATION
Note 4 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first three months of 2004 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.
                                                      2004               2003
                                                      ----               ----
Net loss per share - basic computation:
Net loss to common shareholders .............    $     (206,682)    $  (327,994)
                                                 ==============     ===========
Average common shares outstanding - basic ...         1,427,303       1,427,303
                                                 ==============     ===========
Basic loss per share ........................    $         (.14)    $     (0.23)
                                                 ==============     ===========

                          CAROLINA NATIONAL CORPORATION

Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through our use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank (the "Bank"), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2003 Annual Report on Form 10-KSB.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income was $503,144, an increase of $359,317 over the same period in 2003. Interest income from loans, including fees, was $708,687, compared to $179,167 for the same period in 2003, an increase of $529,520 or 295.55%. The increase was attributable to the significant increase in the volume of loans. This increase in loan volume was made possible by the increase in the volume of deposits over the two periods. Interest expense for the three months ended March 31, 2004 was $235,336 compared to $108,231 for the same period in 2003. The average rate realized on interest earning assets was 4.63% and the average rate paid on interest bearing liabilities was 1.90% for the three months ended March 31, 2004. The net interest margin was 3.15% for the three months ended March 31, 2004, compared to 1.75% for the same period in 2003.

                          CAROLINA NATIONAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2004 and 2003, the provision charged to expense was $102,838 and $161,000, respectively. The allowance for loan losses represents 1.50% of gross loans at March 31, 2004 and 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the experience of management at other financial institutions and peer group data in formulating our estimates and assumptions. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income totaled $66,910 for the three months ended March 31, 2004 as compared to $91,452 for the same period in 2003. The decrease in noninterest income was attributable to a decrease in mortgage origination fees. These fees decreased $47,931 to $33,669 for the three months ended March 31, 2004, when compared to the same period in 2003. This was a result of significant mortgage refinancings in the first quarter of 2003 as a result of record low interest rates. Refinancings began to level off in the fourth quarter of 2004. This decrease was partially offset by an increase in service charges on deposit accounts of $18,861. This increase was a result of the growth in deposit accounts.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 and 2003 was $780,914 and $571,238, respectively. Salaries and employee benefits increased from $338,076 for the three months ended March 31, 2003 to $438,396 for the three months ended March 31, 2004. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with our growth. Net occupancy expense for the period ended March 31, 2004 was $62,545, as compared to $57,253 for the same period a year earlier. Other operating expenses increased $101,528, or 68.93% from $147,292 to $248,820 for the three months ended March 31, 2003 and 2004, respectively. This increase is attributable to expenses associated with our growth.

Income Taxes

An income tax benefit of $107,016 and $168,965 was recorded for the periods ending March 31, 2004 and 2003, respectively. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss.

Net Income (Loss)

The combination of the above factors resulted in a net loss of $206,682 for the three months ended March 31, 2004 as compared to a net loss of $327,994 for the same period in 2003. The net loss is primarily a result of noninterest expenses associated with operating two full service branches, funding our provision for loan losses and continued compressed interest margins. The net loss before taxes of $313,698 and $496,959 was partially offset by the income tax benefit of $107,016 and $168,965, for the three months ended March 31, 2004 and 2003, respectively.

                          CAROLINA NATIONAL CORPORATION

Financial Condition

Assets and Liabilities

During the first three months of 2004, total assets increased $12,603,021, or 20.03%, when compared to December 31, 2003. Total loans increased $6,769,513 or 12.30% during the first three months of 2004. Federal funds sold increased $7,804,000 during the first three months of 2004 as excess funds from deposit accounts were invested on an overnight basis until needed to fund higher yielding loans. Total deposits increased $13,281,943, or 26.23%, from the December 31, 2003 amount of $50,645,656. Within the deposit category, time deposits increased $9,247,030, or 45.73%, during the first three months of 2004.

Investment Securities

Investment securities decreased slightly from $3,617,631 at December 31, 2003 to $3,487,100 at March 31, 2004. All of our marketable investment securities were designated as held-to-maturity at March 31, 2004 and December 31, 2003.

Loans

We experienced significant loan growth during the first three months of 2004 as we continued to establish our presence in our marketplace. Net loans increased $6,666,675, or 12.29%, during the period. As shown below, the main component of growth in the loan portfolio was real estate mortgage loans which increased 13.06%, or $4,854,903, from December 31, 2003 to March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

                                               March 31,           December 31,
                                                 2004                  2003
                                            -------------        --------------
       Real estate - construction ......    $   8,073,064        $    6,444,887
       Real estate - mortgage ..........       42,030,365            37,175,462
       Commercial and industrial .......        7,630,987             9,680,099
       Consumer and other ..............        4,065,570             1,730,025
                                            -------------        --------------
          Total gross loans ............    $  61,799,986        $   55,030,473
                                            =============        ==============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2004, and December 31, 2003, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                 Three Months          Three Months
                                                                                                    Ended                  Ended
                                                                                                  March 31,               March 31,
                                                                                                    2004                   2003
                                                                                                    ----                   ----
Balance, January 1 ...................................................................           $   826,593            $   152,000
Provision for loan losses for the period .............................................               102,838                161,000
Net loans (charged-off) recovered for the period .....................................                     -                      -
                                                                                                 -----------            -----------
Balance, end of period ...............................................................           $   929,431            $   313,000
                                                                                                 ===========            ===========
Gross loans outstanding, end of period ...............................................           $61,799,986            $20,900,226
Allowance for loan losses to loans outstanding, end of period ........................                  1.50%                  1.50%

                          CAROLINA NATIONAL CORPORATION
Deposits

At March 31, 2004, total deposits had increased by $13,281,943, or 26.23%, from December 31, 2003. The largest increase was in time deposits, which increased $9,247,030 or 45.73%, from December 31, 2003 to March 31, 2004. The increase was attributable to the opening of new accounts during the first quarter of 2004 and the purchase of $5,719,000 in brokered deposits. All brokered deposits were in denominations of $100,000 or more and have maturities between nine months and one year. Expressed in percentages, noninterest-bearing deposits increased 17.90% and interest-bearing deposits increased 27.67%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 were as follows:

                                                   March 31,        December 31,
                                                    2004               2003
                                                -------------     --------------
       Noninterest-bearing demand deposits ...  $   8,839,951     $    7,498,008
       Interest-bearing demand deposits ......      5,061,170          4,829,484
       Savings and money market ..............     20,560,699         18,099,415
       Time deposits $100,000 and over .......     14,009,935          6,790,565
       Other time deposits ...................     15,455,844         13,428,184
                                                -------------     --------------
                                                $  63,927,599     $   50,645,656
                                                =============     ==============
Off-Balance Sheet Risk
Through our operations we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $17,175,773 and standby letters of credit of $20,000 through various types of commercial lending arrangements. Approximately $16.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

                                                       After One       After Three
                                          Within         Through          Through         Within           Greater
                                             One          Three            Twelve            One              Than
                                           Month         Months            Months           Year          One Year            Total
                                    -------------    -----------     -------------    -----------     -------------    -------------
   Unused commitments
     to extend credit ............  $   1,722,554    $   353,144     $   2,391,130    $ 4,466,828     $  12,708,945    $  17,175,773
   Standby letters
     of credit ...................             -              -             20,000         20,000                -            20,000
                                    -------------    -----------     -------------    -----------     -------------    -------------
       Totals ....................  $   1,722,554    $   353,144     $   2,411,130    $ 4,486,828     $  12,708,945    $  17,195,773
                                    =============    ===========     =============    ===========     =============    =============

Based on historical experience in the banking industry, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect our need for funds in the periods shown.

We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity
We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 96.67% at March 31, 2004 and 107.53% at December 31, 2003.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2004, unused lines of credit totaled $2,250,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $7,384,739 as of March 31, 2004. As of March 31, 2004, we had not borrowed on this line.

                          CAROLINA NATIONAL CORPORATION
Capital Resources

Total shareholders' equity decreased from $11,382,765 at December 31, 2003 to $11,176,083 at March 31, 2004. The decrease is due to the net loss for the period of $206,682.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2004, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2004:

Shareholders' equity .......................................        $ 8,438,842
Less - disallowed deferred tax assets ......................          1,455,441
                                                                    -----------
Tier 1 capital .............................................          6,983,401
Plus - allowance for loan losses(1) ........................            789,847
                                                                    -----------
Total capital ..............................................        $ 7,773,248
                                                                    ===========
Risk-weighted assets .......................................        $63,187,794
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .................              11.05%
  Total capital (to risk-weighted assets) ..................              12.30%
  Tier 1 capital (to total average assets) .................              10.61%

     (1) Limited to 1.25% of risk-weighted assets

We are currently evaluating our options for additional capital in light of our present growth rate.

                          CAROLINA NATIONAL CORPORATION

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2003 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

                          CAROLINA NATIONAL CORPORATION

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 31 - Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   By:/s/ Roger B. Whaley
                                      ------------------------------------------
                                      Roger B. Whaley
                                      President & Chief Executive Officer

Date:    May 13, 2004

                          CAROLINA NATIONAL CORPORATION

                                  Exhibit Index


31 Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.