Form 10QSB
period 2004-06-30
CAROLINA NATIONAL CORP
filed 2004-08-13
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

   -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         1,427,303 shares of common stock, no par value on July 31, 2004

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

         Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003....................................3

         Condensed Consolidated Statements of Operations -
           Six months ended June 30, 2004 and 2003 and Three months ended June 30, 2004 and 2003........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Six months ended June 30, 2004 and 2003......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003......................6

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

Item 4.   Submission of Matters to a Vote of Security Holders..........................................................15

Item 6.   Exhibits and Reports on Form 8-K.............................................................................15

         (a) Exhibits..................................................................................................15

         (b) Reports on Form 8-K.......................................................................................15

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                  June 30,              December 31,
                                                                                                   2004                     2003
                                                                                                   ----                     ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ........................................................           $  3,749,978            $  2,459,441
    Federal funds sold .............................................................              8,020,000                       -
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................             11,769,978               2,459,441
                                                                                               ------------            ------------
  Investment securities
    Securities available for sale ..................................................              2,953,125                       -
    Securities held to maturity ....................................................                      -               3,302,131
    Nonmarketable equity securities ................................................                487,100                 315,500
                                                                                               ------------            ------------
      Total investment securities ..................................................              3,440,225               3,617,631
                                                                                               ------------            ------------
  Loans receivable .................................................................             73,527,675              55,030,473
    Less allowance for loan losses .................................................              1,102,833                 826,593
                                                                                               ------------            ------------
      Loans, net ...................................................................             72,424,842              54,203,880
                                                                                               ------------            ------------
  Premises, furniture and equipment, net ...........................................                704,428                 497,442
  Accrued interest receivable ......................................................                231,651                 217,064
  Deferred tax asset ...............................................................              1,568,781               1,341,864
  Other assets .....................................................................                110,487                 571,863
                                                                                               ------------            ------------
      Total assets .................................................................           $ 90,250,392            $ 62,909,185
                                                                                               ============            ============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .......................................           $ 11,344,925            $  7,498,008
    Interest-bearing transaction accounts ..........................................              4,974,065               4,829,484
    Savings and money market .......................................................             22,437,294              18,099,415
    Time deposits $100,000 and over ................................................             22,756,567               6,790,565
    Other time deposits ............................................................             17,181,543              13,428,184
                                                                                               ------------            ------------
      Total deposits ...............................................................             78,694,394              50,645,656
                                                                                               ------------            ------------
  Federal funds purchased ..........................................................                      -                 533,000
  Accrued interest payable .........................................................                181,051                  97,181
  Other liabilities ................................................................                403,625                 250,583
                                                                                               ------------            ------------
      Total liabilities ............................................................             79,279,070              51,526,420
                                                                                               ------------            ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .......................                      -                       -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ....................................             13,994,796              13,994,796
    Retained deficit ...............................................................             (2,988,074)             (2,612,031)
    Accumulated other comprehensive loss ...........................................                (35,400)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................             10,971,322              11,382,765
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 90,250,392            $ 62,909,185
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Six Months Ended                   Three Months Ended
                                                                             June 30,                            June 30,
                                                                             --------                            --------
                                                                      2004             2003              2004              2003
                                                                      ----             ----              ----              ----
Interest income
  Loans, including fees ....................................      $ 1,549,100       $   524,891       $   840,413       $   345,724
  Investment securities:
    Taxable ................................................           25,706            47,395            15,000            18,271
    Nonmarketable equity securities ........................            8,556             8,100             4,101             4,050
Federal funds sold .........................................           27,090            51,651            12,458            11,934
                                                                  -----------       -----------       -----------       -----------
      Total ................................................        1,610,452           632,037           871,972           379,979
                                                                  -----------       -----------       -----------       -----------
Interest expense
  Time deposits $100,000 and over ..........................          154,334            56,996            90,431            27,435
  Other deposits ...........................................          343,005           156,422           171,572            77,752
                                                                  -----------       -----------       -----------       -----------
      Total ................................................          497,339           213,418           262,003           105,187
                                                                  -----------       -----------       -----------       -----------
Net interest income ........................................        1,113,113           418,619           609,969           274,792
Provision for loan losses ..................................          276,240           317,424           173,402           156,424
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........          836,873           101,195           436,567           118,368
                                                                  -----------       -----------       -----------       -----------
Noninterest income
  Service charges on deposit accounts ......................           57,186            15,317            32,434             5,891
  Residential mortgage origination fees ....................           66,691           163,098            33,022            81,498
  Other ....................................................           17,903             9,410             9,414             8,984
                                                                  -----------       -----------       -----------       -----------
      Total noninterest income .............................          141,780           187,825            74,870            96,373
                                                                  -----------       -----------       -----------       -----------
Noninterest expenses
  Salaries and employee benefits ...........................          861,184           698,390           422,788           360,314
  Net occupancy ............................................          120,351           109,065            57,806            51,812
  Furniture and equipment ..................................           71,634            58,271            40,481            29,654
  Other operating ..........................................          498,571           418,345           249,751           271,053
                                                                  -----------       -----------       -----------       -----------
      Total noninterest expense ............................        1,551,740         1,284,071           770,826           712,833
                                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................................         (573,087)         (995,051)         (259,389)         (498,092)
Income tax benefit .........................................         (197,044)         (338,314)          (90,028)         (169,349)
                                                                  -----------       -----------       -----------       -----------
Net loss ...................................................      $  (376,043)      $  (656,737)      $  (169,361)      $  (328,743)
                                                                  ===========       ===========       ===========       ===========
Earnings per share
Basic loss per share .......................................      $      (.26)      $      (.46)      $      (.12)      $      (.23)
                                                                  ===========       ===========       ===========       ===========
Average shares outstanding .................................        1,427,303         1,427,303         1,427,303         1,427,303
                                                                  ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                                   Accumulated
                                                    Common Stock                                      Other
                                                    ------------                  Retained         Comprehensive
                                               Shares            Amount           Deficit              Loss                Total
                                               ------            ------           -------              ----                -----
Balance, December 31, 2002 ..........         1,427,303       $ 13,994,796       $ (1,400,919)     $           -       $ 12,593,877

Net loss ............................                 -                  -           (656,737)                 -           (656,737)
                                              ---------       ------------       ------------       ------------       ------------

Balance, June 30, 2003 ..............         1,427,303       $ 13,994,796       $ (2,057,656)     $           -       $ 11,937,140
                                              =========       ============       ============       ============       ============

Balance, December 31, 2003 ..........         1,427,303       $ 13,994,796       $ (2,612,031)     $           -       $ 11,382,765

Net loss ............................                 -                  -           (376,043)                             (376,043)

Other comprehensive loss,
  net of tax benefit ................                                                                    (35,400)           (35,400)
                                                                                                                       ------------

Comprehensive loss ..................                 -                  -                  -                  -           (411,443)
                                              ---------       ------------       ------------       ------------       ------------

Balance, June 30, 2004 ..............         1,427,303       $ 13,994,796       $ (2,988,074)      $    (35,400)      $ 10,971,322
                                              =========       ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                    2004                   2003
                                                                                                    ----                   ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net loss ...................................................................            $   (376,043)            $   (656,737)
      Provision for loan losses ..................................................                 276,240                  317,424
      Depreciation and amortization expense ......................................                  60,825                   53,355
      Loss on security call ......................................................                       -                   12,150
      Discount accretion and premium amortization ................................                   2,131                   31,418
      Deferred income tax benefit ................................................                (215,442)                (344,292)
      Increase in accrued interest receivable ....................................                 (14,587)                 (57,393)
      Increase in accrued interest payable .......................................                  83,870                    2,334
      Decrease (increase) in other assets ........................................                 461,376                    9,335
      Increase in other liabilities ..............................................                 153,042                   47,479
                                                                                              ------------             ------------
        Net cash provided (used) by operating activities .........................                 431,412                 (584,927)
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities ...................................                (171,600)                 (45,000)
  Purchases of marketable equity securities ......................................              (3,000,000)                       -
  Securities called or redeemed ..................................................               3,300,000                2,000,000
  Net increase in loans ..........................................................             (18,497,202)             (21,074,765)
  Purchase of premises, furniture and equipment ..................................                (267,811)                 (81,067)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (18,636,613)             (19,200,832)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net  decrease in federal funds purchased .......................................                (533,000)                       -
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................               8,329,378                9,513,017
  Net decrease in certificates of deposit and
    other time deposits ..........................................................              19,719,360               (1,299,740)
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              27,515,738                8,213,277
                                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents .............................               9,310,537              (11,572,482)
Cash and cash equivalents, beginning of period ...................................               2,459,441               15,768,326
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $ 11,769,978             $  4,195,844
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $          -             $      5,978
                                                                                              ============             ============
  Interest .......................................................................            $    413,469             $    211,084
                                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2003 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004, other than the Exposure Draft discussed below.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

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

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                   2004                      2003
                                                                                                   ----                      ----
Net loss, as reported ..........................................................                $(376,043)                $(656,737)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ..................................                  (97,092)                  (98,265)
                                                                                                ---------                 ---------
Pro forma net loss .............................................................                $(473,135)                $(755,002)
                                                                                                =========                 =========
Loss per share:
   Basic - as reported .........................................................                $    (.26)                $    (.46)
                                                                                                =========                 =========
   Basic - pro forma ...........................................................                $    (.33)                $    (.53)
                                                                                                =========                 =========

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                        Three Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                   2004                      2003
                                                                                                   ----                      ----
Net loss, as reported ..........................................................                $(169,361)                $(328,743)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ..................................                  (48,546)                  (49,133)
                                                                                                ---------                 ---------
Pro forma net loss .............................................................                $(217,907)                $(377,876)
                                                                                                =========                 =========
Loss per share:
   Basic - as reported .........................................................                $    (.12)                $    (.23)
                                                                                                =========                 =========
   Basic - pro forma ...........................................................                $    (.15)                $    (.26)
                                                                                                =========                 =========


Note 4 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first six months of 2004 or 2003 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same for all periods presented.

                                                                                                      Six Months Ended
                                                                                                           June 30,
                                                                                                           --------
                                                                                                 2004                     2003
                                                                                                 ----                     ----
Net loss per share - basic computation:
Net loss to common shareholders ...........................................               $      376,043                $   656,737
                                                                                          ==============                ===========
Average common shares outstanding - basic .................................                    1,427,303                  1,427,303
                                                                                          ==============                ===========
Basic loss per share ......................................................               $         (.26)               $      (.46)
                                                                                          ==============                ===========

                                                                                                       Three Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                2004                        2003
                                                                                                ----                        ----
Net loss per share - basic computation:
Net loss to common shareholders ...........................................               $     (169,361)               $  (328,743)
                                                                                          ==============                ===========
Average common shares outstanding - basic .................................                    1,427,303                  1,427,303
                                                                                          ==============                ===========
Basic loss per share ......................................................               $         (.12)               $      (.23)
                                                                                          ==============                ===========

                          CAROLINA NATIONAL CORPORATION


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

Results of Operations

Net Interest Income
For the six months ended June 30, 2004, net interest income was $1,113,113, compared to $418,619 for the same period in 2003, an increase of $694,494. For the three months ended June 30, 2004, net interest income was $609,969, compared to $274,792 for the same period in 2003. For the six months ended June 30, 2004, interest income from loans, including fees, was $1,549,100, compared to $524,891 for the same period in 2003, an increase of $1,024,209 or 195%. For the three months ended June 30, 2004, interest income from loans, including fees, was $840,413, compared to $345,724 for the same period in 2003. The increase in interest income for the six and three month periods over the prior year were attributable to the significant increase in the volume of average loans. Interest expense for the six months ended June 30, 2004 was $497,339, compared to $213,418 for the same period in 2003. Interest expense for the three months ended June 30, 2004 was $262,003, compared to $105,187 for the same period in 2003. Interest expense for the six month and three month periods in 2004 increased over the same periods in the prior year as a result of the significant increase in volume of interest-bearing deposits.

The average rate realized on interest-earning assets increased to 4.68% for the six months ended June 30, 2004 from 3.09% for the same period in 2003. The average rate paid on interest-bearing liabilities decreased to 1.85% from 2.10% for the six month periods ended June 30, 2004 and 2003, respectively. The net interest margin realized on average earning assets was 3.30% and 3.23% for the three and six month periods ended June 30, 2004, respectively, compared to 2.63% and 2.44% for the same periods in 2003.

                          CAROLINA NATIONAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2004 and 2003, the provision was $276,240 and $317,424, respectively. For the three months ended June 30, 2004 and 2003, the provision for loan losses was $173,402 and $156,424, respectively. The allowance for loan losses represents 1.5% of gross loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the experience of management at other financial institutions and peer group data in formulating our estimates and assumptions. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six month periods ended June 30, 2004 and 2003 was $141,780 and $187,825, respectively. Of this total, $66,691 and $163,098, respectively, was generated from residential mortgage origination fees. Residential mortgage origination fees decreased significantly during the first six months of 2004 as fewer home refinancings were done as compared to 2003. The growth in deposits resulted in increased service charges of $57,186 for the six months ended June 30, 2004, as compared to $15,317 in the same period in 2003. For the quarter ended June 30, 2004 and 2003, noninterest income was $74,870 and $96,373, respectively. Of this total, $33,022 and $81,498 was generated from residential mortgage origination fees. As noted, mortgage refinancings decreased during the quarter ended June 30, 2004 when compared to the same period in 2003. Service charges on deposit accounts were $32,434 for the three months ended June 30, 2004 as compared to $5,891 in the same period in 2003. This increase was due to the growth in deposits.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 and 2003 was $1,551,740 and $1,284,071, respectively. For the quarter ended June 30, 2004, noninterest expense was $770,826, an increase of $57,993, or 8.1%, over the comparable period of 2003. The largest increase, salaries and employee benefits, increased from $698,390 for the six months ended June 30, 2003 to $861,184 for the six months ended June 30, 2004. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the Bank. Net occupancy expense for the period ended June 30, 2004 and 2003 was $120,351, as compared to $109,065 for the same period a year earlier. The increase was due to an additional lease and costs associated with a new drive-through facility. During the three months ended June 30, 2004 and 2003, salaries and benefits and other operating expenses were the largest noninterest expenses totaling $422,788 and $360,314, respectively. The increase was attributable to additional staff to meet the growth of the Bank, including additional tellers for the new drive-through facility.

Income Taxes

An income tax benefit of $197,044 and $90,028 was recorded for the six and three month periods ending June 30, 2004, respectively. This compares to an income tax benefit of $338,314 and $169,349 for the six and three month periods in 2003, respectively. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss for all periods.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2004. The net loss is primarily a result of noninterest expenses associated with operating two full service branches and a drive-thru facility and our provision for loan losses. The net loss before taxes of $573,087 was partially offset by the income tax benefit of $197,044. This compares to a net loss of $656,737 for the same period in 2003 as the result of similar expenses we are currently incurring. The net loss for the three months ended June 30, 2004 was $169,361, as compared to $328,743 for the same period in 2003.

                          CAROLINA NATIONAL CORPORATION

Financial Condition

Assets and Liabilities

During the first six months of 2004, as we continued to build our business, total assets increased $27,341,207, or 43%, when compared to December 31, 2003. Federal funds sold increased to $8,020,000 at June 30, 2004 as a result of strong deposit growth. Total loans increased $18,497,202, or 34%, during the first six months of 2004. Total deposits also increased $28,048,738, or 55%, from the December 31, 2003 amount of $50,645,656. Time deposits increased $19,719,361, or 98%, during the first six months of 2004. Savings deposits increased $4,337,879, or 24%, during the first six months of 2004. Transaction accounts increased $3,991,498, or 32%, during the first six months of 2004.

Investment Securities

Investment securities decreased from $3,617,631 at December 31, 2003 to $3,440,225 at June 30, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2004. At December 31, 2003, all of the Bank's marketable securities were held to maturity. As these securities matured we classified newer securities purchased as available for sale as part of our plan to meet liquidity needs.

Loans

We experienced significant loan growth during the first six months of 2004 as we worked to establish our presence in the marketplace. Gross loans increased $18,497,202, or 34%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 35%, or $13,027,113, from December 31, 2003 to June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                     June 30,       December 31,
                                                       2004             2003
                                                       ----             ----
Real estate - construction ...............        $11,558,591        $ 6,444,887
Real estate - mortgage ...................         50,202,575         37,175,462
Commercial and industrial ................          9,320,072          9,680,099
Consumer and other .......................          2,446,437          1,730,025
                                                  -----------        -----------
   Total gross loans .....................        $73,527,675        $55,030,473
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2004, and December 31, 2003, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

                          CAROLINA NATIONAL CORPORATION

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                  2004                     2003
                                                                                                  ----                     ----
Balance, January 1 ................................................................           $    826,593            $    152,000
Provision for loan losses for the period ..........................................                276,240                 317,424
Net loans (charged-off) recovered for the period ..................................                      -                  (1,068)
                                                                                              ------------            ------------
Balance, end of period ............................................................           $  1,102,833            $    468,356
                                                                                              ============            ============
Gross loans outstanding, end of period ............................................           $ 73,527,675            $ 31,218,276
Allowance for loan losses to loans outstanding, end of period .....................                   1.50%                   1.50%

Deposits

At June 30, 2004, total deposits had increased by $28,048,738, or 55%, from December 31, 2003. The largest increase was in time deposits, which increased $19,719,361, or 97%, from December 31, 2003 to June 30, 2004. The increase in time deposit accounts was attributable to the opening of new accounts and the purchase of $14,293,000 in brokered deposits. All brokered deposits were in denominations of $100,000 or more and have maturities between six months and two years. Expressed in percentages, noninterest-bearing deposits increased 51% and interest-bearing deposits increased 56%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                                                                June 30,                December 31,
                                                                                                  2004                      2003
                                                                                                  ----                      ----
       Noninterest-bearing demand deposits ...................................                $11,344,925                $ 7,498,008
       Interest-bearing demand deposits ......................................                  4,974,065                  4,829,484
       Savings and money market ..............................................                 22,437,294                 18,099,415
       Time deposits $100,000 and over .......................................                 22,756,567                  6,790,565
       Other time deposits ...................................................                 17,181,543                 13,428,184
                                                                                              -----------                -----------
                                                                                              $78,694,394                $50,645,656
                                                                                              ===========                ===========

Off-Balance Sheet Risk
Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had issued commitments to extend credit of $18,544,273 million and standby letters of credit of $20,000 through various types of commercial lending arrangements. Approximately $17.4 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

                                                      After One       After Three
                                      Within           Through          Through          Within         Greater
                                         One            Three            Twelve            One            Than
                                       Month           Months            Months           Year          One Year            Total
                                       -----           ------            ------           ----          --------            -----
Unused commitments
  to extend credit ...........      $     7,801      $    30,000      $   950,991      $   988,792      $17,555,481      $18,544,273
Standby letters
  of credit ..................                -                            20,000           20,000                            20,000
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Totals ...................      $     7,801      $    30,000      $   970,991      $ 1,008,792      $17,555,481      $18,564,273
                                    ===========      ===========      ===========      ===========      ===========      ===========

                          CAROLINA NATIONAL CORPORATION

Off-Balance Sheet Risk - continued

Based on historical experience in the banking industry, we expect that many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity
We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 91% at June 30, 2004 and 103% at December 31, 2003.

Securities available-for-sale, which totaled $2,953,125 at June 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2004, unused lines of credit totaled $2,250,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets, which gave us the ability to borrow up to $9,053,787 million as of June 30, 2004. As of June 30, 2004, we had not borrowed on this line.

Capital Resources

Total shareholders' equity decreased from $11,382,765 at December 31, 2003 to $10,971,322, at June 30, 2004. The decrease is due to the net loss for the period of $376,043 and the change in unrealized losses on securities available for sale of $35,400.

We and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Because our total assets are less than $150 million, we are judged only by the adequacy of the Bank's capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown in the table below, the Bank exceeded its minimum regulatory capital ratios as of June 30, 2004, as well as the ratios to be considered "well capitalized."

                          CAROLINA NATIONAL CORPORATION

Capital Resources - continued

The following table summarizes the Bank's risk-based capital at June 30, 2004:

     Shareholders' equity ...............................................................................               $ 8,142,359
     Plus - unrealized loss on available-for-sale equity maturities .....................................                    35,400
     Less - disallowed deferred tax assets ..............................................................                 1,498,971
                                                                                                                        -----------
     Tier 1 capital .....................................................................................                 6,678,788
     Plus - qualifying subordinated debt ................................................................                 1,000,000
     Plus - allowance for loan losses(1) ................................................................                   976,000
                                                                                                                        -----------
     Total capital ......................................................................................               $ 8,064,788
                                                                                                                        ===========
     Risk-weighted assets ...............................................................................               $77,980,102
                                                                                                                        ===========
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) .........................................................                      8.56%
       Total capital (to risk-weighted assets) ..........................................................                     11.10%
       Tier 1 capital (to total average assets) .........................................................                      9.17%

(1) Limited to 1.25% of risk-weighted assets

We have been approved to borrow funds from a third party financial institution in order to provide additional capital for the Bank. We expect to draw on those funds during the third quarter of 2004.

Critical Accounting Policies
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience of our management and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.  Controls and Procedures

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

(b)  No disclosure is required under 17 C.F.R. Section 228.308(c).

                          CAROLINA NATIONAL CORPORATION


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2004, we held our Annual Meeting of Shareholders for the purpose of electing five directors to serve until the 2007 Annual Shareholders' meeting. The following five directors were elected:

           Director                Votes For            Votes Withheld

     William P. Cate                870,485                   2,000
     Angus B. Lafaye                870,485                   2,000
     Leon Joseph Pinner             860,235                  12,250
     Joe E. Taylor. Jr.             871,485                   1,000
     Roger B. Whaley                868,235                   4,250


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

     31.1 Certification  of  Principal   Executive   Officer  required  by  Rule
          13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification  of  Principal   Financial   Officer  required  by  Rule
          13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           s/Roger B. Whaley
                                        By:-------------------------------------
                                           Roger B. Whaley
                                           President & Chief Executive Officer

                                           s/Carl M. Donnelly
Date: August 13, 2004                   By:-------------------------------------
                                           Carl M. Donnelly
                                           Chief Financial Officer

                                  EXHIBIT INDEX


     31.1 Certification  of  Principal   Executive   Officer  required  by  Rule
          13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification  of  Principal   Financial   Officer  required  by  Rule
          13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.