Form 10QSB
period 2004-09-30
CAROLINA NATIONAL CORP
filed 2004-11-12
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             (Mark One) FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

      1,427,303 shares of common stock, no par value as of October 31, 2004

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION

                                      Index


PART I - FINANCIAL INFORMATION                                                                                  Page No.

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003...............................3

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2003 and 2003 and Three months ended September 30, 2004 and 2003.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Nine months ended September 30, 2004 and 2003................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003................6

         Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.   Management's Discussion and Analysis or Plan of Operation..................................................9-14

Item 3.   Controls and Procedures......................................................................................14

PART II - OTHER INFORMATION

Item 6.   Exhibits.....................................................................................................15

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          CAROLINA NATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                                                September 30,          December 31,
                                                                                                    2004                   2003
                                                                                                    ----                   ----
Assets                                                                                           (Unaudited)             (Audited)
  Cash and cash equivalents
    Cash and due from banks ........................................................           $  1,872,997            $  2,459,441
    Federal funds sold .............................................................              6,504,000                       -
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              8,376,997               2,459,441
                                                                                               ------------            ------------
  Investment securities
    Securities available for sale ..................................................              2,982,188                       -
    Securities held to maturity ....................................................                      -               3,302,131
    Nonmarketable equity securities ................................................                487,100                 315,500
                                                                                               ------------            ------------
      Total investment securities ..................................................              3,469,288               3,617,631
                                                                                               ------------            ------------
  Loans receivable .................................................................             79,981,969              55,030,473
    Less allowance for loan losses .................................................              1,201,200                 826,593
                                                                                               ------------            ------------
      Loans, net ...................................................................             78,780,769              54,203,880
                                                                                               ------------            ------------
  Premises, furniture and equipment, net ...........................................                709,456                 497,442
  Accrued interest receivable ......................................................                260,970                 217,064
  Deferred tax asset ...............................................................              1,588,754               1,341,864
  Other assets .....................................................................                152,802                 571,863
                                                                                               ------------            ------------
      Total assets .................................................................           $ 93,339,036            $ 62,909,185
                                                                                               ============            ============
Liabilities
  Deposits
    Noninterest-bearing demand deposits ............................................           $ 11,900,116            $  7,498,008
    Interest-bearing demand deposits ...............................................              5,895,638               4,829,484
    Savings and money market .......................................................             25,659,430              18,099,415
    Time deposits $100,000 and over ................................................             21,386,185               6,790,565
    Other time deposits ............................................................             16,956,833              13,428,184
                                                                                               ------------            ------------
      Total deposits ...............................................................             81,798,202              50,645,656
                                                                                               ------------            ------------
  Federal funds purchased ..........................................................                      -                 533,000
  Accrued interest payable .........................................................                199,310                  97,181
  Other liabilities ................................................................                429,169                 250,583
                                                                                               ------------            ------------
      Total liabilities ............................................................             82,426,681              51,526,420
                                                                                               ------------            ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .......................                      -                       -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ....................................             13,994,796              13,994,796
  Retained deficit .................................................................             (3,066,223)             (2,612,031)
  Accumulated other comprehensive loss .............................................                (16,218)                      -
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................             10,912,355              11,382,765
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 93,339,036            $ 62,909,185
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                          Nine Months Ended                  Three Months Ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                       2004              2003               2004             2003
                                                                       ----              ----               ----             ----
Interest income
  Loans, including fees ....................................      $ 2,550,903       $   963,098       $ 1,001,803       $   438,207
  Investment securities:
    Taxable ................................................           40,706            60,508            15,000            13,113
    Nonmarketable equity securities ........................           12,606            12,654             4,050             4,554
  Federal funds sold .......................................           58,365            64,182            31,275            12,531
                                                                  -----------       -----------       -----------       -----------
      Total ................................................        2,662,580         1,100,442         1,052,128           468,405
                                                                  -----------       -----------       -----------       -----------
Interest expense
  Time deposits $100,000 and over ..........................          278,077            91,895           123,743            34,899
  Other deposits ...........................................          554,348           250,956           211,343            94,534
                                                                  -----------       -----------       -----------       -----------
      Total ................................................          832,425           342,851           335,086           129,433
                                                                  -----------       -----------       -----------       -----------
Net interest income ........................................        1,830,155           757,591           717,042           338,972
Provision for loan losses ..................................          374,607           442,290            98,367           124,866
                                                                  -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........        1,455,548           315,301           618,675           214,106
                                                                  -----------       -----------       -----------       -----------
Noninterest income
  Service charges on deposit accounts ......................           96,174             5,441            38,988             2,423
  Residential mortgage origination fees ....................           82,076           209,238            15,385            46,140
  Other ....................................................           29,343            38,468            11,440            16,759
                                                                  -----------       -----------       -----------       -----------
      Total noninterest income .............................          207,593           253,147            65,813            65,322
                                                                  -----------       -----------       -----------       -----------
Noninterest expenses
  Salaries and employee benefits ...........................        1,299,633         1,065,417           438,449           367,027
  Net occupancy ............................................          189,838           162,627            69,487            53,562
  Furniture and equipment ..................................          109,423            89,493            37,789            31,222
  Other operating ..........................................          759,277           579,852           260,706           161,508
                                                                  -----------       -----------       -----------       -----------
      Total noninterest expense ............................        2,358,171         1,897,389           806,431           613,319
                                                                  -----------       -----------       -----------       -----------
Loss before income taxes ...................................         (695,030)       (1,328,941)         (121,943)         (333,891)
Income tax benefit .........................................         (240,838)         (451,835)          (43,794)         (113,521)
                                                                  -----------       -----------       -----------       -----------
Net loss ...................................................      $  (454,192)      $  (877,106)      $   (78,149)      $  (220,370)
                                                                  ===========       ===========       ===========       ===========
Earnings per share
Basic loss per share .......................................      $      (.32)      $      (.61)      $      (.05)      $      (.15)
                                                                  ===========       ===========       ===========       ===========
Average shares outstanding .................................        1,427,303         1,427,303         1,427,303         1,427,303
                                                                  ===========       ===========       ===========       ===========


            See notes to condensed consolidated financial statements.

                  Condensed Consolidated Statements of Changes
                in Shareholders' Equity and Comprehensive Income
              For the Nine months ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                                                    Accumulated
                                                          Common Stock                                 Other
                                                          ------------                Retained      Comprehensive
                                                      Shares         Amount           Deficit           Loss               Total
                                                      ------         ------           -------           ----               -----
Balance, December 31, 2002 .................        1,427,303     $ 13,994,796     $ (1,400,919)   $            -      $ 12,593,877

Net loss ...................................                -                -         (877,106)                -          (877,106)
                                                    ---------     ------------     ------------      ------------      ------------

Balance, September 30, 2003 ................        1,427,303     $ 13,994,796     $ (2,278,025)   $            -      $ 11,716,771
                                                    =========     ============     ============      ============      ============

Balance, December 31, 2003 .................        1,427,303     $ 13,994,796     $ (2,612,031)   $            -      $ 11,382,765

         Net loss ..........................                -                -         (454,192)                           (454,192)
         Other comprehensive loss,
          net of  tax benefit ..............                -                -                -           (16,218)          (16,218)
                                                    ---------     ------------     ------------      ------------      ------------
    Comprehensive Income (loss) ............                -                -                -           (16,218)         (470,410)
                                                    ---------     ------------     ------------      ------------      ------------

Balance, September 30, 2004 ................        1,427,303     $ 13,994,796     $ (3,066,223)     $    (16,218)     $ 10,912,355
                                                    =========     ============     ============      ============      ============



            See notes to condensed consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                    2004                    2003
                                                                                                    ----                    ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net loss ...................................................................            $   (454,192)            $   (877,106)
      Provision for loan losses ..................................................                 374,607                  442,290
      Depreciation expense .......................................................                  97,457                   81,455
      Loss on security call ......................................................                       -                   12,150
      Discount accretion and premium amortization ................................                   2,131                   45,119
      Deferred income tax benefit ................................................                (245,295)                (458,024)
      Increase in accrued interest receivable ....................................                 (43,906)                 (43,954)
      Increase in accrued interest payable .......................................                 102,129                   23,055
      Decrease (increase) in other assets ........................................                 419,060                  (24,740)
      Increase in other liabilities ..............................................                 178,586                   72,600
                                                                                              ------------             ------------
        Net cash provided (used) by operating activities .........................                 430,577                 (727,155)
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchase of available for sale securities ......................................              (3,000,000)                       -
  Purchases of nonmarketable equity securities ...................................                (171,600)                 (45,000)
  Proceeds from Securities Called or Redeemed ....................................               3,300,000                2,000,000
  Net increase in loans ..........................................................             (24,951,496)             (29,410,353)
  Purchase of premises, furniture and equipment ..................................                (309,471)                 (81,067)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (25,132,567)             (27,536,420)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net Decrease in Federal Funds Purchased ........................................                (533,000)
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................              18,124,269               13,328,094
  Net increase in certificates of deposit and
    other time deposits ..........................................................              13,028,277                4,719,693
                                                                                              ------------             ------------
      Net cash provided by financing activities ..................................              30,619,546               18,047,787
                                                                                              ------------             ------------
Net increase (decrease) in cash and cash equivalents .............................               5,917,556              (10,215,788)
Cash and cash equivalents, beginning of period ...................................               2,459,441               15,768,326
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $  8,376,997             $  5,552,538
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $          -             $      6,188
                                                                                              ============             ============
  Interest .......................................................................            $    730,306             $    319,796
                                                                                              ============             ============


            See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2003 Annual Report on Form 10-KSB.


Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

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

                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                         2004            2003
                                                         ----            ----
Net loss, as reported ............................     $(454,192)     $(877,106)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....      (140,327)       (20,266)
                                                       ---------      ---------
Pro forma net loss ...............................     $(594,519)     $(897,372)
                                                       =========      =========
Loss per share:
   Basic - as reported ...........................     $    (.32)     $    (.61)
                                                       =========      =========
   Basic - pro forma .............................     $    (.42)     $    (.63)
                                                       =========      =========

                                                          Three Months Ended
                                                              September 30,
                                                              -------------
                                                          2004           2003
                                                          ----           ----
Net loss, as reported ............................     $ (78,149)     $(220,370)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects ....       (46,776)        (6,755)
                                                       ---------      ---------
Pro forma net loss ...............................     $(124,925)     $(227,125)
                                                       =========      =========
Loss per share:
   Basic - as reported ...........................     $    (.05)     $    (.15)
                                                       =========      =========
   Basic - pro forma .............................     $    (.09)     $    (.16)
                                                       =========      =========

Note 4 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first nine months of 2004 or 2003 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same for all periods presented.

                                                        Nine Months Ended
                                                          September 30,
                                                          -------------
                                                       2004              2003
                                                       ----              ----
Net loss per share - basic computation:
Net loss to common shareholders ..............     $  (454,192)     $  (877,106)
                                                   ===========      ===========
Average common shares outstanding - basic ....       1,427,303        1,427,303
                                                   ===========      ===========
Basic loss per share .........................     $      (.32)     $      (.61)
                                                   ===========      ===========

                                                        Three Months Ended
                                                            September 30,
                                                            -------------
                                                        2004             2003
                                                        ----             ----
Net loss per share - basic computation:
Net loss to common shareholders ................    $   (78,149)    $  (220,370)
                                                    ===========     ===========
Average common shares outstanding - basic ......      1,427,303       1,427,303
                                                    ===========     ===========
Basic loss per share ...........................    $      (.05)    $      (.15)
                                                    ===========     ===========

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income, the major component of the Bank's net income was $1,830,155 as compared to $757,591 for the same period in 2003. For the three months ended September 30, 2004, net interest income was $717,042 compared to $338,972 for the comparable period of 2003. The improvements in the 2004 periods were primarily attributable to increased volume as the Bank continued to build its loan portfolio, and to the increase in net interest margin. The average rate realized on interest-earning assets was 4.67%, while the average rate paid on interest-bearing liabilities was 1.58% for the nine months ended September 30, 2004.

The net interest spread and net interest margin were 3.09% and 3.21%, respectively, for the nine month period ended September 30, 2004. The net interest spread and net interest margin were 1.96% and 2.71%, respectively, for the nine month period ended September 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2004 and 2003, the provision was $374,607 and $442,290, respectively. For the three months ended September 30, 2004 and 2003, the provision for loans losses was $98,367 and $124,866, respectively. The allowance for loan losses represents 1.5% of gross loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the experience of management at other financial institutions and peer group data in formulating our estimates and assumptions. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income for the nine month periods ended September 30, 2004 and 2003 was $207,593 and $253,147, respectively. Of this total, $96,174 and $5,441, respectively, was generated from service charges on deposit accounts, which includes NSF fees and $82,076 and $209,238, respectively, was generated from residential mortgage origination fees. For the quarters ended September 30, 2004 and 2003, noninterest income was $65,813 and $65,322, respectively. Of this total, $38,988 and $2,423, respectively, was generated from service charges on deposit accounts, and $15,385 and $46,140, respectively, was generated from residential mortgage origination fees. The increase in service charges on deposit accounts was a result of increased deposit account volume. The decrease in mortgage origination fees was the result of decreased mortgage loan demand.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 and 2003 was $2,358,271 and $1,897,389, respectively. For the quarter ended September 30, 2004, noninterest expense was $806,431, an increase of $176,394, or 28.7% over the comparable period of 2003. The largest increase, salaries and employee benefits, increased from $1,065,417 for the nine months ended September 30, 2003 to $1,299,633 for the nine months ended September 30, 2004. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the Bank. Net occupancy expense for the nine months ended September 30, 2004 was $189,938 as compared to $162,627 for the same period a year earlier. The increase was due to an additional lease and costs associated with a new drive-through facility. During the three months ended September 30, 2004, salaries and benefits and other operating expenses were the largest noninterest expenses totaling $438,449 and $260,706, respectively, as compared to $367,027 and $161,508, respectively, for the 2003 third quarter. The increases from 2003 to 2004 are attributable to the overall growth of the bank.

Income Taxes

An income tax benefit of $240,838 and $43,794 was recorded for the nine and three month periods ending September 30, 2004, respectively, as compared to an income tax benefit of $43,794 and $113,521 for the nine and three months ended September 30, 2003. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss for both periods.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2004. The net loss is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses. The net loss before taxes of $695,030 was partially offset by the income tax benefit of $240,838. The net loss of $877,106 for the same period in 2003 resulted from costs incurred to develop and grow the bank in its first full year of operations. The net loss for the three months ended September 30, 2004 was $78,149, as compared to $220,370 for the same period in 2003.

Assets and Liabilities

During the first nine months of 2004, as we continued to build our business, total assets increased $30,429,851, or 48%, when compared to December 31, 2003. Federal funds sold increased to $6,504,000 at September 30, 2004 as a result of strong deposit growth. Total loans increased $24,951,496, or 45%, during the first nine months of 2004. Total deposits also increased by $31,152,546, or 62% from the December 31, 2003 amount of $50,645,656. Time deposits increased $18,124,269, or 90%, during the first nine months of 2004. Savings deposits increased $7,560,015, or 42%, during the first nine months of 2004. Transaction accounts increased $5,468,262, or 44% during the first nine months of 2004.

Investment Securities

Investment securities decreased from $3,617,631 at December 31, 2003 to $3,469,288 at September 30, 2004. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2004. At
December 31, 2003, all of the Bank's marketable securities were held to maturity. As these securities matured, we classified newer securities purchased as available for sale as part of our plan to meet liquidity needs.

Loans

We experienced significant loan growth during the first nine months of 2004 as we worked to establish our presence in the marketplace. Gross loans increased $24,951,496, or 45%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 52%, or $19,382,483, from December 31, 2003 to September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                   September 30,    December 31,
                                                      2004               2003
                                                      ----               ----
Real estate - construction ...............        $12,846,757        $ 6,444,887
Real estate - mortgage ...................         56,557,945         37,175,462
Commercial and industrial ................          8,004,792          9,680,099
Consumer and other .......................          2,572,475          1,730,025
                                                  -----------        -----------
   Total gross loans .....................        $79,981,969        $55,030,473
                                                  ===========        ===========


Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2004, the Bank had one criticized loan in the amount of $1,193,164 that was collateralized with real estate. At December 31, 2003, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days as of September 30, 2004, and December 31, 2003.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2004 and 2003 is as follows:
                                                           Nine Months Ended
                                                             September 30
                                                             ------------
                                                       2004              2003
                                                       ----              ----
Balance, January 1, ............................   $    826,593    $    152,000
Provision for loan losses for the period .......        374,607         442,290
Net loans (charged-off) recovered
 for the period ................................              -          (1,067)
                                                   ------------    ------------
Balance, end of period .........................   $  1,201,200    $    593,223
                                                   ============    ============
Gross loans outstanding, end of period .........   $ 79,981,969    $ 39,553,865
Allowance for loan losses
  to loans outstanding .........................           1.50%           1.50%

Deposits

At September 30, 2004, total deposits had increased by $31,152,546, or 62%, from December 31, 2003. The largest increase was in time deposits, which increased $18,124,269, or 90%, from December 31, 2003 to September 30, 2004. The increase in time deposits was attributable to the opening of new accounts and the purchase of $14,293,000 in brokered deposits. All brokered deposits were in denominations of $100,000 or more and have maturities between six months and two years. Expressed in percentages, noninterest-bearing demand deposits increased 59% and interest-bearing demand deposits increased 22%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                   September 30,    December 31,
                                                        2004            2003
                                                        ----            ----
       Noninterest-bearing demand deposits .....     $11,900,116     $ 7,498,008
       Interest-bearing demand deposits ........       5,895,638       4,829,484
       Savings and money market ................      25,659,430      18,099,415
       Time deposits $100,000 and over .........      21,386,185       6,790,565
       Other time deposits .....................      16,956,833      13,428,184
                                                     -----------     -----------
                                                     $81,798,202     $50,645,656
                                                     ===========     ===========
Off-Balance Sheet Risk
Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had issued commitments to extend credit of $22,764,829 and standby letters of credit of $270,000 through various types of commercial lending arrangements. Approximately $20 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

                                                       After One       After Three
                                       Within           Through          Through          Within          Greater
                                          One            Three            Twelve            One             Than
                                        Month           Months            Months           Year          One Year            Total
                                        -----           ------            ------           ----          --------            -----
Unused commitments
  to extend credit ...........      $ 1,424,883      $    68,363      $ 3,387,038      $ 4,880,284      $17,884,545      $22,764,829
Standby letters
  of credit ..................                                            270,000          270,000                           270,000
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Totals ...................      $ 1,424,883      $    68,363      $ 3,657,038      $ 5,150,284      $17,884,545      $23,034,829
                                    ===========      ===========      ===========      ===========      ===========      ===========

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

Liquidity
We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 98% at September 30, 2004 and 109% at December 31, 2003.

Securities available-for-sale, which totaled $2,982,188 at September 30, 2004, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2004, unused lines of credit totaled $2,250,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets, which gave us the ability to borrow up to $9.3 million as of September 30, 2004. As of September 30, 2004, we had not borrowed on this line.

Capital Resources

Total shareholders' equity decreased from $11,382,765 at December 31, 2003 to $10,912,355, at September 30, 2004. The decrease is due to the net loss for the period of $454,192 and the decrease in unrealized losses on securities available for sale of $16,218.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown in the table below, the Bank exceeded its minimum regulatory capital ratios as of September 30, 2004, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at September 30, 2004:

Shareholders' equity ...................................................................................                $ 8,139,930
Plus - unrealized loss on available-for-sale equity securities .........................................                     16,218
Less - disallowed deferred tax assets ..................................................................                  1,609,532
                                                                                                                        -----------
Tier 1 capital .........................................................................................                  6,546,616
Plus - qualifying subordinated debt ....................................................................                  1,000,000
Plus - allowance for loan losses(1) ....................................................................                  1,047,737
                                                                                                                        -----------
Total capital ..........................................................................................                $ 8,594,353
                                                                                                                        ===========
Risk-weighted assets ...................................................................................                $83,676,501
                                                                                                                        ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) .............................................................                       7.82%
  Total capital (to risk-weighted assets) ..............................................................                      10.27%
  Tier 1 capital (to total average assets) .............................................................                       8.29%

(1)      Limited to 1.25% of risk-weighted assets

In order to continue to grow, the Bank will need to increase its capital in the near future. We have arranged a credit facility with another bank which will allow us to borrow up to $7 million, subject to a number of conditions, which we may use to increase the capital of the Bank. We may also use other means, such as the sale of stock, to raise funds with which to increase the Bank's capital.

Critical Accounting Policies
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience of our management at other financial institutions and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

Item 3.  Controls and Procedures

Part II - Other Information

(a) Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

(b) There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 6.  Exhibits

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



                                 By:      s/Roger B. Whaley
                                          --------------------------
                                          Roger B. Whaley
                                          President & Chief Executive Officer



Date:    November 10, 2004        By:      s/Carl M. Donnelly
                                           ---------------------------
                                           Carl M. Donnelly
                                           Chief Financial Officer