Form 10KSB
period 2004-12-31
CAROLINA NATIONAL CORP
filed 2005-03-30
CIK 1157648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                File Number 000-50257

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $4,198,599.

         The aggregate market value of the Common Stock held by non-affiliates on March 23, 2005, was approximately $11,383,030. As of March 23, 2005, there were 1,427,303 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 - Parts I and II

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      7
Item 3   Legal Proceedings ..............................................      7
Item 4   Submission of Matters to a Vote of Security Holders ............      7
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Securities ...........      8
Item 6   Management's Discussion and Analysis or Plan of Operation ......      *
Item 7   Financial Statements ...........................................      *
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................      9
Item 8A  Controls and Procedures ........................................      9
Item 8B  Other Information ..............................................      9

                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      9
Item 10  Executive Compensation .........................................     **
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     10
Item 12  Certain Relationships and Related Transactions .................     **
                                     Part IV
Item 13  Exhibits .......................................................     11
Item 14  Principal Accountant Fees and Services..........................     **

*Incorporated by reference to Registrant's 2004 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Richland County, South Carolina and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2004, the Bank employed 28 persons on a full time equivalent basis.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. The City of Columbia is currently served by 14 commercial banking organizations with approximately 28 branches, one savings bank and approximately 14 credit unions. Since interstate banking was first permitted, an overwhelming number of Columbia's locally based commercial banks have been acquired, mostly by large regional out-of-state banks. Of the eight commercial banks left in Columbia, six are owned and controlled out of state, and only three of the remaining eight (one of which is Carolina National Bank and Trust Company) are headquartered in Columbia.

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

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2004.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Item 2.  Description of Property.

         The main offices of Carolina National Bank & Trust Company and Carolina National Corporation are located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia, South Carolina. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank, and the directors, therefore, believe it is well-suited for its purpose. The Bank has also opened a branch office at 4840 Forest Drive in a building which comprises approximately 2,600 square feet, and which was previously used as a bank branch. This branch facility has ample parking and four drive-through teller stations. Both properties have been leased pursuant to long term leases. The Company also leases a parcel of land one block from its main office on which it operates a drive-up facility. This property is also leased pursuant to a long term lease.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System, nor are there any market makers known to management. In two public offerings in 2001 and 2002, the Company sold an aggregate of 1,341,303 shares of its common stock for $10.00 per share. Since completion of the offerings, trading of the common stock has been limited and sporadic, and management is not aware of the prices at which all shares of stock have been traded. During 2004, management was aware of a few transactions in which the Company's common stock traded in a range of $12.00 to $13.50 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of December 31, 2004, there were approximately 958 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

Recent Sales of Unregistered Securities

         The Company did not sell any securities during the year ended December 31, 2004.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2004 Annual Report to Shareholders are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A. Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") is incorporated herein by reference.

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

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Carl M. Donnelly, Chief Financial Officer, Carolina National Corporation, 1350 Main Street, Columbia, South Carolina 29201.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2003 Stock Option Plan" in the 2005 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Management" in the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                 25,600                       $10.01                       103,802

Equity compensation
plans not approved
by security holders(1)          265,256                        $10.00                          -0-
                                =======                        ======                      =======
Total                           290,856                                                    103,802


         (1) Represents warrants issued to directors of the holding company and organizers of the Bank. The Company granted stock warrants to the directors to compensate them for: (a) their time and efforts as organizers and directors; (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of the Bank and to provide capital for the Bank; and (c) their continued service as directors. Directors received two stock warrants for every three shares they purchased prior to the opening of the Bank. One-third of the warrants vest and become exercisable on each of the first three anniversaries of the opening of the Bank (July 15, 2002). Vested warrants expire on the earlier of 90 days after termination of the director's status as a director (one year after death or disability) or ten years after opening of the Bank and have an exercise price of $10.00 per share. Also represents options granted to the Company's Chief Executive Officer as part of his compensation and benefits package. The options vest/vested at a rate of 20% per year, beginning July 15, 2002, and terminate July 15, 2012.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the capiton "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated by reference.

Item 13. Exhibits

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

          10.3                Memorandum  of   Understanding   between  Carolina
                              National Corporation and Joe Pinner(1)

          10.4                Severance   Agreement  between  Carolina  National
                              Corporation and James A. Gunter(1)

          10.5 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.6 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.7 Lease between Carolina National Bank & Trust Company and Thomas B. Goodkind, et al

          10.8                Carolina National Corporation 2003 Stock Option
                              Plan (3)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

          21                  Subsidiaries of Carolina National Corporation (3)

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

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Carolina National Corporation


March 28, 2005                   By: s/Roger B. Whaley
                                    --------------------------------------------
                                     Roger B. Whaley
                                     President and Chief Executive Officer


                                  By: s/Carl M. Donnelly
                                     -------------------------------------------
                                      Carl M. Donnelly
                                      Chief Financial Officer
                                      (Principal Financial and Principal
                                      Accounting Officer)

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date


s/Charlotte J. Berry
--------------------------               Director                                           March 28, 2005
Charlotte J. Berry

s/William P. Cate
--------------------------               Director                                           March 28, 2005
William P. Cate

s/Kirkman Finlay, III
--------------------------               Director                                           March 28, 2005
Kirkman Finlay, III

s/I. S. Leevy Johnson
--------------------------               Director                                           March 28, 2005
I. S. Leevy Johnson

s/Angus B. Lafaye
--------------------------               Director                                           March 28, 2005
Angus B. Lafaye

s/R. C. McEntire, Jr.
--------------------------               Director                                           March 28, 2005
R. C. McEntire, Jr.

s/C. Whitaker Moore
--------------------------               Director                                           March 28, 2005
C. Whitaker Moore

s/Leon Joseph Pinner, Jr.
--------------------------               Director                                           March 28, 2005
Leon Joseph Pinner, Jr.

s/Joel A. Smith, III
--------------------------               Director                                           March 28, 2005
Joel A. Smith, III

s/Robert E. Staton, Sr.
--------------------------               Director                                           March 28, 2005
Robert E. Staton, Sr.

s/William H. Stern
--------------------------               Director                                           March 28, 2005
William H. Stern

s/Joe E. Taylor, Jr.
--------------------------               Director                                           March 28, 2005
Joe E. Taylor, Jr.

s/Roger B. Whaley
--------------------------               President, Chief Executive Officer, Director       March 28, 2005
Roger B. Whaley

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

          10.3                Memorandum  of   Understanding   between  Carolina
                              National Corporation and Joe Pinner(1)

          10.4                Severance   Agreement  between  Carolina  National
                              Corporation and James A. Gunter(1)

          10.5 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.6 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.7 Lease between Carolina National Bank & Trust Company and Thomas B. Goodkind, et al

          10.8                Carolina National Corporation 2003 Stock Option
                              Plan (3)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

          21                  Subsidiaries of Carolina National Corporation (3)

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

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003