Form 10QSB
period 2005-03-31
CAROLINA NATIONAL CORP
filed 2005-05-13
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

---           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

        1,427,303 shares of common stock, no par value on April 30, 2005

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION



                                      Index


PART I - FINANCIAL INFORMATION                                                                             Page No.

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004.............................3

         Condensed Consolidated Statements of Operations- Three months ended March 31, 2005 and 2004..............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Three months ended March 31, 2005 and 2004.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004.............6

         Notes to Condensed Consolidated Financial Statements.....................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................................8-13

Item 3.  Controls and Procedures..............................................................................14-15

PART II - OTHER INFORMATION

Item 6.  Exhibits................................................................................................16

             Exhibits............................................................................................16

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                 March 31,              December 31,
                                                                                                   2005                    2004
                                                                                                   ----                    ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ......................................................           $   1,364,350            $   1,614,863
    Federal funds sold ...........................................................               8,701,000                1,767,000
                                                                                             -------------            -------------
      Total cash and cash equivalents ............................................              10,065,350                3,381,863
                                                                                             -------------            -------------
  Investment securities
    Securities available for sale ................................................               2,958,750                2,969,063
    Nonmarketable equity securities ..............................................                 466,200                  392,400
                                                                                             -------------            -------------
      Total investment securities ................................................               3,424,950                3,361,463
                                                                                             -------------            -------------
  Loans receivable ...............................................................             102,583,448               90,515,050
    Less allowance for loan losses ...............................................               1,478,200                1,332,200
                                                                                             -------------            -------------
      Loans, net .................................................................             101,105,248               89,182,850
                                                                                             -------------            -------------
  Premises, furniture and equipment, net .........................................                 687,280                  710,511
  Accrued interest receivable ....................................................                 398,311                  372,527
  Deferred tax asset .............................................................               1,598,431                1,581,010
  Other assets ...................................................................                 132,486                  126,113
                                                                                             -------------            -------------
      Total assets ...............................................................           $ 117,412,056            $  98,716,337
                                                                                             =============            =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .....................................             $11,837,229              $10,374,841
    Interest-bearing transaction accounts ........................................               8,480,408                6,046,689
    Savings and money market .....................................................              23,653,815               24,762,926
    Time deposits $100,000 and over ..............................................              33,847,339               26,901,355
    Other time deposits ..........................................................              26,473,293               18,008,113
                                                                                             -------------            -------------
      Total deposits .............................................................             104,292,084               86,093,924
                                                                                             -------------            -------------
  Note payable ...................................................................               1,350,000                  900,000
  Accrued interest payable .......................................................                 353,570                  289,089
  Other liabilities ..............................................................                 456,195                  508,210
                                                                                             -------------            -------------
      Total liabilities ..........................................................             106,451,849               87,791,223
                                                                                             -------------            -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .....................                       -                        -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ..................................              13,994,796               13,994,796
    Retained deficit .............................................................              (3,002,902)              (3,044,801)
    Accumulated other comprehensive loss .........................................                 (31,687)                 (24,881)
                                                                                             -------------            -------------
      Total shareholders' equity .................................................              10,960,207               10,925,114
                                                                                             -------------            -------------
      Total liabilities and shareholders' equity .................................           $ 117,412,056            $  98,716,337
                                                                                             =============            =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                   2005                     2004
                                                                                                   ----                     ----
Interest income
  Loans, including fees .........................................................              $ 1,427,738              $   708,687
  Investment securities:
    Taxable .....................................................................                   15,000                   10,706
    Nonmarketable equity securities .............................................                    6,419                    4,455
  Federal funds sold ............................................................                   51,399                   14,632
                                                                                               -----------              -----------
      Total .....................................................................                1,500,556                  738,480
                                                                                               -----------              -----------
Interest expense
  Time deposits $100,000 and over ...............................................                  239,852                   63,903
  Other deposits ................................................................                  280,931                  171,433
  Note Payable ..................................................................                   11,037                        -
                                                                                               -----------              -----------
        Total ...................................................................                  531,820                  235,336
                                                                                               -----------              -----------
Net interest income .............................................................                  968,736                  503,144
Provision for loan losses .......................................................                  146,000                  102,838
                                                                                               -----------              -----------
Net interest income after provision for loan losses .............................                  822,736                  400,306
                                                                                               -----------              -----------
Noninterest income
  Service charges on deposit accounts ...........................................                   37,726                   24,752
  Residential mortgage origination fees .........................................                   23,928                   33,669
  Other .........................................................................                   17,789                    8,489
                                                                                               -----------              -----------
      Total noninterest income ..................................................                   79,443                   66,910
                                                                                               -----------              -----------
Noninterest expenses
  Salaries and employee benefits ................................................                  465,624                  438,396
  Net occupancy .................................................................                   71,656                   62,545
  Furniture and equipment .......................................................                   36,841                   31,153
  Other operating ...............................................................                  262,424                  248,820
                                                                                               -----------              -----------
      Total noninterest expense .................................................                  836,545                  780,914
                                                                                               -----------              -----------
Income (loss) before income taxes ...............................................                   65,634                 (313,698)
Income tax expense (benefit) ....................................................                   23,735                 (107,016)
                                                                                               -----------              -----------
Net income (loss) ...............................................................              $    41,899              $  (206,682)
                                                                                               ===========              ===========
Earnings per share
Basic earnings (loss) per share .................................................              $       .03              $      (.14)
                                                                                               ===========              ===========
Diluted earnings (loss) per share ...............................................              $       .03              $      (.14)
                                                                                               ===========              ===========
Average shares outstanding ......................................................                1,427,303                1,427,303
                                                                                               ===========              ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                         and Comprehensive Income (Loss)
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                                                      Accumulated
                                                          Common Stock                                   Other
                                                          ------------               Retained        Comprehensive
                                                    Shares             Amount         Deficit             Loss            Total
                                                    ------             ------         -------             ----            -----
Balance, December 31, 2003 .................        1,427,303      $13,994,796      $(2,612,031)      $         -       $11,382,765

Net loss ...................................                -                -         (206,682)      $         -          (206,682)
                                                    ---------      -----------      -----------       -----------       -----------

Balance, March 31, 2004 ....................        1,427,303      $13,994,796      $(2,818,713)      $         -       $11,176,083
                                                    =========      ===========      ===========       ===========       ===========

Balance, December 31, 2004 .................        1,427,303      $13,994,796      $(3,044,801)      $   (24,881)      $10,925,114
         Net income ........................                -                -           41,899                              41,899
         Other comprehensive loss,
          net of  tax benefit ..............                -                -                -       $    (6,806)           (6,806)
                                                    ---------      -----------      -----------       -----------       -----------
  Comprehensive income .....................                                                                                 35,093
                                                                                                                        -----------

Balance, March 31, 2005 ....................        1,427,303      $13,994,796      $(3,002,902)      $   (31,687)      $10,960,207
                                                    =========      ===========      ===========       ===========       ===========



            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      Three Months Ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                     2005                  2004
                                                                                                     ----                  ----
Cash flows from operating activities
  Net income (loss) ..............................................................            $     41,899             $   (206,682)
  Adjustments to reconcile net loss to net cash used by
    operating activities
      Provision for loan losses ..................................................                 146,000                  102,838
      Depreciation and amortization expense ......................................                  41,352                   28,657
      Discount accretion and premium amortization ................................                       -                    2,131
      Deferred income tax benefit ................................................                 (13,914)                (113,577)
      (Increase) decrease in accrued interest receivable .........................                 (25,784)                  12,916
      Increase in accrued interest payable .......................................                  64,481                   64,105
      (Increase) decrease in other assets ........................................                  (6,373)                 359,170
      Decrease in other liabilities ..............................................                 (52,015)                  (3,345)
                                                                                              ------------             ------------
        Net cash provided by operating activities ................................                 195,646                  246,213
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities ...................................                 (73,800)                (171,600)
  Net increase in loans ..........................................................             (12,068,398)              (6,769,513)
  Purchase of premises, furniture and equipment ..................................                 (18,121)                 (17,353)
  Maturities of securities held to maturity ......................................                       -                3,300,000
  Purchases of securities held to maturity .......................................                       -               (3,000,000)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (12,160,319)              (6,658,466)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................               2,786,996                4,034,913
  Net increase in certificates of deposit and
    other time deposits ..........................................................              15,411,164                9,247,030
  Net decrease in federal funds purchased ........................................                       -                 (533,000)
  Net increase in other borrowings ...............................................                 450,000                        -
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              18,648,160               12,748,943
                                                                                              ------------             ------------
Net increase in cash and cash equivalents ........................................               6,683,487                6,336,690
Cash and cash equivalents, beginning of period ...................................               3,381,863                2,459,441
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $ 10,065,350             $  8,796,131
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $      3,472             $          -
                                                                                              ============             ============
  Interest .......................................................................            $    467,339             $    171,231
                                                                                              ============             ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2004 Annual Report on Form 10-KSB.


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of the company's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107. SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R).


In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and

                          CAROLINA NATIONAL CORPORATION


qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

During the fourth quarter of 2004, we evaluated the expected life of all options and warrants outstanding. When originally calculating the pro forma cost of these options and warrants, we used an expected life of 10 years, which is the legal life of all options and warrants. Since the issuance of these options and warrants, however, we have noted an increase in our average trade price. We believe an increase in our stock price will lead to the exercise of more stock options. Therefore, we have revised the expected life for all options and warrants to seven years. This has impacted our total pro forma compensation cost for all future periods. This change will be accounted for prospectively over the remaining vesting periods for each of the option and warrant issuances.

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2005             2004
                                                       ----             ----
Net income (loss), as reported ................   $    41,899       $  (206,682)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..       (13,464)          (46,776)
                                                  -----------       -----------

Pro forma net income (loss) ...................   $    28,435       $  (253,458)
                                                  ===========       ===========

Earnings (loss) per share:
  Basic - as reported .........................   $       .03       $     (0.14)
                                                  ===========       ===========
  Basic - pro forma ...........................   $       .02       $     (0.18)
                                                  ===========       ===========

  Diluted - as reported .......................   $       .03       $     (0.14)
                                                  ===========       ===========
  Diluted - pro forma .........................   $       .02       $     (0.18)
                                                  ===========       ===========

                          CAROLINA NATIONAL CORPORATION


Note 4 - Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.

                                                                                                   2005                     2004
                                                                                                   ----                     ----
Net income (loss) per share - basic computation:
Net income (loss) to common shareholders .......................................             $       41,899             $  (206,682)
                                                                                             ==============             ===========
Average common shares outstanding - basic ......................................                  1,427,303               1,427,303
                                                                                             ==============             ===========
Basic income (loss) per share ..................................................             $          .03             $     (0.14)
                                                                                             ==============             ===========


Net income (loss) per share - dilutive computation:
Net income (loss) to common shareholders .......................................             $       41,899             $  (206,682)
                                                                                             ==============             ===========
Average common shares outstanding - dilutive ...................................                  1,502,529               1,427,303
                                                                                             ==============             ===========
Dilutive income (loss) per share ...............................................             $          .03             $     (0.14)
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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank (the "Bank"), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2004 Annual Report on Form 10-KSB.

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income, the major component of the Company's net income was $968,736 as compared to $503,144 for the same period in 2004. The improvement in the 2005 period was primarily attributable to increased volume as the Company continued to build its loan portfolio, and to the increase in net interest margin. The average rate realized on interest-earning assets was 5.62% and 4.63%, respectively, for the three month periods ended March 31, 2005 and 2004. The average rate paid on interest-bearing liabilities was 2.42% and 1.90%, respectively, for the three month periods ended March 31, 2005 and 2004.

The net interest spread and net interest margin were 3.20% and 3.63%, respectively, for the three month period ended March 31, 2005. The net interest spread and net interest margin were 2.73% and 3.15%, respectively, for the three month period ended March 31, 2004.

                          CAROLINA NATIONAL CORPORATION


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2005 and 2004, the provision charged to expense was $146,000 and $102,838, respectively. The allowance for loan losses represents 1.44% and 1.50% of gross loans at March 31, 2005 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the experience of management at other financial institutions and peer group data in formulating our estimates and assumptions. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income for the three month periods ended March 31, 2005 and 2004 was $79,443 and $66,910, respectively. Of this total, $37,726 and $24,752, respectively, was generated from service charges on deposit accounts, which includes NSF fees and $23,928 and $33,669, respectively, was generated from residential mortgage origination fees. The increase in service charges on deposit accounts was a result of increased deposit account volume. The decrease in mortgage origination fees was the result of decreased mortgage loan demand.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 and 2004 was $836,545 and $780,914, respectively. This represents an increase of $55,631, or 7.12% over the comparable period of 2004. The largest increase, salaries and employee benefits, increased from $438,396 for the three months ended March 31, 2004 to $465,624 for the three months ended March 31, 2005. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the Bank. Net occupancy expense for the three months ended March 31, 2005 was $71,656 as compared to $62,545 for the same period a year earlier. The increase was due to an additional lease and costs associated with a new drive-through facility. The increases from 2004 to 2005 are attributable to the overall growth of the bank.

Income Taxes

An income tax expense (benefit) of $23,735 and ($107,016) was recorded for the periods ending March 31, 2005 and 2004, respectively. This represents an effective tax rate of 36% and 34%, respectively.

Net Income (Loss)

The combination of the above factors resulted in a net income of $41,899 for the three months ended March 31, 2005 as compared to a net loss of $206,682 for the same period in 2004. The net income for 2005 is primarily the result of our increased earning asset base and the increase in net interest margin. The net loss in 2004 was primarily a result of noninterest expenses associated with operating two full service branches, funding our provision for loan losses and continued compressed interest margins. The net income before taxes of $65,634 was partially offset by income tax expenses of $23,735 for the three months ended March 31, 2005. The net loss before taxes of $313,698 was partially offset by the income tax benefit of $107,016 for the three months ended March 31, 2004.

                          CAROLINA NATIONAL CORPORATION


Financial Condition

Assets and Liabilities

During the first three months of 2005, as we continued to build our business, total assets increased $18,695,719, or 19%, when compared to December 31, 2004. Federal funds sold increased to $8,701,000 at March 31, 2005 as a result of strong deposit growth. Total loans increased $12,068,398, or 13%, during the first three months of 2005. Total deposits also increased by $18,198,160, or 21% from the December 31, 2004 amount of $86,093,924. Within the deposit area, time deposits increased $15,411,164, or 34%, during the first three months of 2005 and savings deposits decreased $1,109,111, or 4%, during the first three months of 2005. Transaction accounts increased $3,896,107, or 24% during the first three months of 2005.

Investment Securities

Investment securities increased from $3,361,463 at December 31, 2004 to $3,424,950 at March 31, 2005. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2005.

Loans

We experienced significant loan growth during the first three months of 2005 as we continued to establish our presence in our marketplace. Gross loans increased $12,068,398, or 13%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 35%, or $4,001,332 from December 31, 2004 to March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

                                                    March 31,       December 31,
                                                       2005             2004
                                                       ----             ----
Mortgage loans on real estate:
       Residential 1-4 Family ............       $ 13,947,360       $ 12,419,144
       Multifamily .......................            221,172            222,617
       Commercial ........................         31,713,004         28,798,724
       Construction ......................         17,194,396         15,063,632
       Second Mortgages ..................          1,461,526          1,368,602
       Equity Lines of Credit ............         20,445,577         18,230,082
                                                 ------------       ------------
                                                   84,983,035         76,102,801

Commercial and industrial ................         15,491,558         11,490,226
Consumer .................................          2,097,640          2,917,393
Other ....................................             11,215              4,630
                                                 ------------       ------------

          Total gross loans ..............       $102,583,448       $ 90,515,050
                                                 ============       ============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2005, and December 31, 2004, the Bank had one criticized loan in the amount of $1,270,393 that was collateralized with real estate. We did not have any loans in nonaccrual status or loans past due for more than 90 days at March 31, 2005 and December 31, 2004.

                          CAROLINA NATIONAL CORPORATION





Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                         Three months ended March 31,
                                                                                         ----------------------------
                                                                                           2005                  2004
                                                                                           ----                  ----
       Balance, January 1 ........................................................    $   1,332,200        $      826,593
       Provision for loan losses for the period ..................................          146,000               102,838
       Net loans (charged-off) recovered for the period ..........................                -                    -
                                                                                      -------------        --------------
       Balance, end of period ....................................................    $   1,478,200        $      929,431
                                                                                      =============        ==============
       Gross loans outstanding, end of period ....................................    $ 102,583,448        $   61,799,986
       Allowance for loan losses to loans outstanding, end of period .............             1.44%                 1.50%

                          CAROLINA NATIONAL CORPORATION

Deposits

At March 31, 2005, total deposits had increased by $18,198,160, or 21%, from December 31, 2004. The largest increase was in time deposits, which increased $15,411,164 or 34%, from December 31, 2004 to March 31, 2005. The increase was attributable to the opening of new accounts during the first quarter of 2005. Expressed in percentages, noninterest-bearing deposits increased 14% and interest-bearing deposits increased 22%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 were as follows:

                                                                                        March 31,           December 31,
                                                                                           2005                  2004
                                                                                           ----                  ----
       Noninterest-bearing demand deposits ......................................     $  11,837,229        $   10,374,841
       Interest-bearing demand deposits .........................................         8,480,408             6,046,689
       Savings and money market .................................................        23,653,815            24,762,926
       Time deposits $100,000 and over ..........................................        33,847,339            26,901,355
       Other time deposits ......................................................        26,473,293            18,008,113
                                                                                      -------------        --------------
                                                                                      $ 104,292,084        $   86,093,924
                                                                                      =============        ==============

Time deposits of $100,000 and over included brokered deposits of $18,625,000 as of March 31, 2005, and $19,183,000 as of December 31, 2004.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2005, the Bank had issued commitments to extend credit of $27,781,292 and standby letters of credit of $625,000 through various types of commercial lending arrangements. Approximately $24 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

                                                         After One       After Three
                                           Within         Through          Through          Within        Greater
                                             One           Three            Twelve            One           Than
                                            Month         Months            Months            Year         One Year         Total
                                            -----         ------            ------            ----         --------         -----
   Unused commitments
     to extend credit ..........     $   1,000,000    $   521,849     $   3,798,535    $   5,320,384   $  21,835,908    $ 27,156,292
   Standby letters
     of credit .................                 -              -           625,000          625,000               -         625,000
                                     -------------    -----------     -------------    -------------   -------------    ------------
       Totals ..................     $   1,000,000    $   521,849     $   4,423,535    $   5,945,384   $  21,835,908    $ 27,781,292
                                     =============    ===========     =============    =============   =============    ============

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

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 97.10% at March 31, 2005 and 104.0% at December 31, 2004.

Securities available-for-sale, which totaled $2,958,750 as of March 31, 2005, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. As of March 31, 2005, unused lines of credit totaled $2,700,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up

                          CAROLINA NATIONAL CORPORATION


to 10% of the Bank's total assets, which gave us the ability to borrow up to $11,722,600 as of March 31, 2005. As of March 31, 2005, we had not borrowed on this line. We also have a line of credit to borrow funds from Chase Bank up to $5,000,000 as of March 31, 2005. As of March 31, 2005, we had borrowed $1,350,000 on this line.

                          CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity increased from $10,925,114 at December 31, 2004 to $10,960,207 at March 31, 2005. The increase is due to the net income for the period of $41,899, partially offset by a change in the unrealized loss on securities of $6,806.

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Because our total assets are less than $150 million, we are judged only by the adequacy of the Bank's capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of qualifying subordinated debt plus the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of qualifying subordinated debt plus the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown in the table below, the Bank exceeded its minimum regulatory capital ratios as of March 31, 2005, as well as the ratios to be considered "well capitalized."

The following table summarizes the Bank's risk-based capital at March 31, 2005:                    (Dollars  in Thousands)

     Shareholders' equity ...........................................................................     $         8,159
     Plus - unrealized loss on available-for-sale equity securities .................................                  32
     Less - disallowed deferred tax assets ..........................................................               1,598
                                                                                                          ---------------
     Tier 1 capital .................................................................................               6,593
     Plus - qualifying subordinated debt ............................................................               2,750
     Plus - allowance for loan losses(1) ............................................................               1,313
                                                                                                          ---------------
     Total capital ..................................................................................     $        10,656
                                                                                                          ===============
     Risk-weighted assets ...........................................................................     $       104,908
                                                                                                          ===============
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) .....................................................                6.28%
       Total capital (to risk-weighted assets) ......................................................               10.16%
       Tier 1 capital (to total average assets) .....................................................                6.03%

     (1) Limited to 1.25% of risk-weighted assets

We are currently evaluating our options for additional capital in light of our present growth rate. As mentioned previously, our holding company has a $5 million line of credit with Chase Bank. As of March 31, 2005 we had drawn $1,350,000 on this line. These funds indirectly contribute to our Tier 2 Capital and overall total regulatory capital at the Bank level, as the holding company has transferred these funds, along with an additional $1,400,000, to the Bank in the form of subordinated debt.

                          CAROLINA NATIONAL CORPORATION


Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2004 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity Management

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is relatively predictable and subject to control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Bank's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.


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

                          CAROLINA NATIONAL CORPORATION



Part II - Other Information

Item 6.  Exhibits

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

      Exhibit 32.1 -  Certification  of Chief Executive  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

      Exhibit 32.2 -  Certification  of Chief Financial  Officer  pursuant to 18
      U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of  the
      Sarbanes-Oxley Act of 2002.

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               By: s/ Roger B. Whaley
                                   --------------------------------------------
                                   Roger B. Whaley
                                   President & Chief Executive Officer

Date:    May 11, 2005          By: s/ Carl Donnelly
                                   ---------------------------------------------
                                   Carl M. Donnelly
                                   Chief Financial Officer

                          CAROLINA NATIONAL CORPORATION

                                  Exhibit Index


31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.