Form 10QSB
period 2005-06-30
CAROLINA NATIONAL CORP
filed 2005-08-15
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                        FORM 10-QSB

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ------            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -------             THE SECURITIES EXCHANGE ACT OF 1934

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

         1,427,303 shares of common stock, no par value on July 31, 2005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION

                                      Index


PART I - FINANCIAL INFORMATION
Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004...................................3

          Condensed Consolidated Statements of Operations -
            Six months ended June 30, 2005 and 2004 and Three months ended June 30, 2005 and 2004.......................4

          Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
            Six months ended June 30, 2005 and 2004.....................................................................5

          Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004.....................6

          Notes to Condensed Consolidated Financial Statements........................................................7-9

Item 2.   Management's Discussion and Analysis or Plan of Operation.................................................10-16

Item 3.   Controls and Procedures......................................................................................17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........................................................18
Item 6.   Exhibits.....................................................................................................18

             Exhibits..................................................................................................18

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                               June 30,                December 31,
                                                                                                 2005                     2004
                                                                                                 ----                     ----
Assets                                                                                       (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ......................................................           $   4,198,783            $   1,614,863
    Federal funds sold ...........................................................               9,853,000                1,767,000
                                                                                             -------------            -------------
      Total cash and cash equivalents ............................................              14,051,783                3,381,863
                                                                                             -------------            -------------
  Investment securities
    Securities available for sale ................................................               2,968,125                2,969,063
    Non-marketable equity securities .............................................                 466,200                  392,400
                                                                                             -------------            -------------
      Total investment securities ................................................               3,434,325                3,361,463
                                                                                             -------------            -------------
  Loans receivable, net of unearned income .......................................             116,443,706               90,303,749
    Less allowance for loan losses ...............................................               1,644,100                1,332,200
                                                                                             -------------            -------------
      Loans, net .................................................................             114,799,606               88,971,549
                                                                                             -------------            -------------
  Premises, furniture and equipment, net .........................................                 684,189                  710,511
  Accrued interest receivable ....................................................                 461,704                  372,527
  Deferred tax asset .............................................................               1,496,815                1,581,010
  Other assets ...................................................................                 145,743                  126,113
                                                                                             -------------            -------------
      Total assets ...............................................................           $ 135,074,165            $  98,505,036
                                                                                             =============            =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .....................................           $  12,863,993            $  10,374,841
    Interest-bearing transaction accounts ........................................              12,749,640                6,046,689
    Savings and money market .....................................................              26,147,420               24,762,926
    Time deposits $100,000 and over ..............................................              38,231,067               26,901,355
    Other time deposits ..........................................................              30,658,589               18,008,113
                                                                                             -------------            -------------
      Total deposits .............................................................             120,650,709               86,093,924
                                                                                             -------------            -------------
  Note payable ...................................................................               2,450,000                  900,000
  Accrued interest payable .......................................................                 587,091                  289,089
  Other liabilities ..............................................................                 309,175                  296,909
                                                                                             -------------            -------------
      Total liabilities ..........................................................             123,996,975               87,579,922
                                                                                             -------------            -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .....................                       -                        -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ..................................              13,994,796               13,994,796
    Retained deficit .............................................................              (2,892,106)              (3,044,801)
    Accumulated other comprehensive loss .........................................                 (25,500)                 (24,881)
        Total shareholders' equity ...............................................              11,077,190               10,925,114
                                                                                             -------------            -------------
      Total liabilities and shareholders' equity .................................           $ 135,074,165            $  98,505,036
                                                                                             =============            =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Six Months Ended                   Three Months Ended
                                                                              June 30,                           June 30,
                                                                              --------                           --------
                                                                        2005             2004              2005             2004
                                                                        ----             ----              ----             ----
Interest income
  Loans, including fees ......................................      $ 3,183,426      $ 1,549,100       $ 1,755,688      $   840,413
  Investment securities:
    Taxable ..................................................           30,000           25,706            15,000           15,000
    Non-marketable equity securities .........................            9,524            8,556             3,105            4,101
Federal funds sold ...........................................          104,360           27,090            52,961           12,458
                                                                    -----------      -----------       -----------      -----------
      Total ..................................................        3,327,310        1,610,452         1,826,754          871,972
                                                                    -----------      -----------       -----------      -----------
Interest expense
  Time deposits $100,000 and over ............................          528,438          154,334           288,586           90,431
  Other deposits .............................................          640,051          343,005           359,120          171,572
  Note payable ...............................................           31,605                -            20,568                -
                                                                    -----------      -----------       -----------      -----------

      Total ..................................................        1,200,094          497,339           668,274          262,003
                                                                    -----------      -----------       -----------      -----------
Net interest income ..........................................        2,127,216        1,113,113         1,158,480          609,969
Provision for loan losses ....................................          311,900          276,240           165,900          173,402
                                                                    -----------      -----------       -----------      -----------
Net interest income after provision for loan losses ..........        1,815,316          836,873           992,580          436,567
                                                                    -----------      -----------       -----------      -----------
Noninterest income
  Service charges on deposit accounts ........................           82,613           57,186            44,887           32,434
  Residential mortgage origination fees ......................           45,542           66,691            21,614           33,022
  Other ......................................................           34,989           17,903            17,200            9,414
                                                                    -----------      -----------       -----------      -----------
      Total noninterest income ...............................          163,144          141,780            83,701           74,870
                                                                    -----------      -----------       -----------      -----------
Noninterest expenses
  Salaries and employee benefits .............................        1,023,683          861,184           558,059          422,788
  Net occupancy ..............................................          155,051          120,351            83,395           57,806
  Furniture and equipment ....................................           66,504           71,634            29,663           40,481
  Other operating ............................................          491,241          498,571           228,817          249,751
                                                                    -----------      -----------       -----------      -----------
      Total noninterest expense ..............................        1,736,479        1,551,740           899,934          770,826
                                                                    -----------      -----------       -----------      -----------
Income (loss) before income taxes ............................          241,981         (573,087)          176,347         (259,389)
Income tax expense (benefit) .................................           89,286         (197,044)           65,551          (90,028)
                                                                    -----------      -----------       -----------      -----------
Net income (loss) ............................................      $   152,695      $  (376,043)      $   110,796      $  (169,361)
                                                                    ===========      ===========       ===========      ===========
Earnings per share
Basic earnings (loss) per share ..............................      $       .11      $      (.26)      $       .08      $      (.12)
                                                                    ===========      ===========       ===========      ===========
Diluted earnings (loss) per share ............................      $       .10      $      (.26)      $       .07      $      (.12)
                                                                    ===========      ===========       ===========      ===========
Average shares outstanding ...................................        1,427,303        1,427,303         1,427,303        1,427,303
                                                                    ===========      ===========       ===========      ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Changes in
                 Shareholders' Equity and Comprehensive Income
                 For the six months ended June 30, 2004 and 2005

                                                                                                   Accumulated
                                                       Common Stock                                    Other
                                                      ------------                 Retained       Comprehensive
                                               Shares             Amount           Deficit             Loss                Total
                                               ------             ------           -------             ----                -----
Balance, December 31, 2003 ..........         1,427,303       $ 13,994,796       $ (2,612,031)     $           -       $ 11,382,765

Net loss ............................                 -                  -           (376,043)                             (376,043)
Other comprehensive loss,
  net of tax benefit ................                                                                    (35,400)           (35,400)
                                                                                                    ------------       ------------

Comprehensive loss ..................                 -                  -                  -                  -           (411,443)
                                           ------------       ------------       ------------       ------------       ------------

Balance, June 30, 2004 ..............         1,427,303       $ 13,994,796       $ (2,988,074)      $    (35,400)      $ 10,971,322
                                           ============       ============       ============       ============       ============

Balance, December 31, 2004 ..........         1,427,303       $ 13,994,796       $ (3,044,801)      $    (24,881)      $ 10,925,114

Net income ..........................                 -                  -            152,695                  -            152,695
Other comprehensive loss,
  net of tax benefit ................                 -                  -                  -               (619)              (619)
                                           ------------       ------------       ------------       ------------       ------------
Comprehensive income ................                 -                  -                  -                  -            152,076
                                           ------------       ------------       ------------       ------------       ------------

Balance, June 30, 2005 ..............         1,427,303       $ 13,994,796       $ (2,892,106)      $    (25,500)      $ 11,077,190
                                           ============       ============       ============       ============       ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2005                   2004
                                                                                                      ----                   ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net income (loss) ..........................................................            $    152,695             $   (376,043)
      Provision for loan losses ..................................................                 311,900                  276,240
      Depreciation and amortization expense ......................................                  82,608                   60,825
      Discount accretion and premium amortization ................................                       -                    2,131
      Deferred income tax expense (benefit) ......................................                  84,514                 (215,442)
      Increase in accrued interest receivable ....................................                 (89,177)                 (14,587)
      Increase in accrued interest payable .......................................                 298,002                   83,870
      Decrease (increase) in other assets ........................................                 (19,630)                 461,376
      Increase in other liabilities ..............................................                  12,266                  153,042
                                                                                              ------------             ------------
        Net cash provided by operating activities ................................                 833,178                  431,412
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of non-marketable equity securities ..................................                 (73,800)                (171,600)
  Purchases of marketable equity securities ......................................                       -               (3,000,000)
  Securities called or redeemed ..................................................                       -                3,300,000
  Net increase in loans ..........................................................             (26,139,957)             (18,497,202)
  Purchase of premises, furniture and equipment ..................................                 (56,286)                (267,811)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (26,270,043)             (18,636,613)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net  decrease in federal funds purchased .......................................                       -                 (533,000)
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................              10,576,597                8,329,378
  Net increase in certificates of deposit and
    other time deposits ..........................................................              23,980,188               19,719,360
  Net  increase in note payable ..................................................               1,550,000                        -
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              36,106,785               27,515,738
                                                                                              ------------             ------------
Net increase in cash and cash equivalents ........................................              10,669,920                9,310,537
Cash and cash equivalents, beginning of period ...................................               3,381,863                2,459,441
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $ 14,051,783             $ 11,769,978
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $      4,222            $           -
                                                                                              ============             ============
  Interest .......................................................................            $    794,054             $    413,469
                                                                                              ============             ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004, are unaudited. In the opinion of management they include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information for December 31, 2004 has been derived from the audited financial statements of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2004 Annual Report on Form 10-KSB.


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the Company's next fiscal year that begins after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123(R). SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation

Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation

The Company has stock-based employee compensation plans which are further described in our Annual Report on Form 10-KSB. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Bank in connection with the initial offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options.

During the fourth quarter of 2004, we evaluated the expected life of all options and warrants outstanding. When originally calculating the pro forma cost of these options and warrants, we used an expected life of 10 years, which is the legal life of all options and warrants. Since the issuance of these options and warrants, however, we have noted an increase in our stock trading price. We believe an increase in our stock price will lead to the earlier exercise of more stock options. Therefore, we have revised the expected life for all options and warrants to seven years. This has affected our total pro forma compensation cost for all future periods. This change will be accounted for prospectively over the remaining vesting periods for each of the option and warrant issuances.

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                              2005                        2004
                                                                                              ----                        ----
Net income (loss), as reported ............................................               $     152,695             $    (376,043)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects .............................                     (26,930)                  (97,092)
                                                                                          -------------               -----------
Pro forma net income (loss) ...............................................               $     125,765             $    (473,135)
                                                                                          =============               ===========
Earnings (loss) per share:
   Basic - as reported ....................................................               $         .11               $      (.26)
                                                                                          =============               ===========
   Basic - pro forma ......................................................               $         .09               $      (.33)
                                                                                          =============               ===========

   Diluted - as reported ..................................................               $         .10               $      (.26)
                                                                                          =============               ===========
   Diluted - pro forma ....................................................               $         .08               $      (.33)
                                                                                          =============               ===========

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued


                                                                                                         Three Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                         2005              2004
                                                                                                         ----              ----
     Net income (loss), as reported ............................................................    $     110,976     $    (169,361)
     Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related tax effects .............................................          (13,465)          (48,546)
                                                                                                    --------------    -------------
     Pro forma net income (loss) ...............................................................    $      97,511     $    (217,907)
                                                                                                    =============     =============
     Earnings (loss) per share:
        Basic - as reported ....................................................................    $          .08    $        (.12)
                                                                                                    ==============    =============
        Basic - pro forma ......................................................................    $          .07    $        (.15)
                                                                                                    ==============    =============

        Diluted - as reported ..................................................................    $          .07    $        (.12)
                                                                                                    ==============    ==============
        Diluted - pro forma ....................................................................    $          .06    $        (.15)
                                                                                                    ==============    ==============

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares that would be issued upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents for the first six months of 2004 since the issuance of the shares would be anti-dilutive.


                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                  2005                     2004
                                                                                                  ----                     ----
Net income (loss) per share - basic computation:
Net income (loss) to common shareholders .......................................             $      152,695             $  (376,043)
                                                                                             ==============             ===========
Average common shares outstanding - basic ......................................                  1,427,303               1,427,303
                                                                                             ==============             ===========
Basic income (loss) per share ..................................................             $          .11             $      (.26)
                                                                                             ==============             ===========


Net income (loss) per share - dilutive computation:
Net income (loss) to common shareholders .......................................             $      152,695             $  (376,043)
                                                                                             ==============             ===========
Average common shares outstanding - dilutive ...................................                  1,502,529               1,427,303
                                                                                             ==============             ===========
Dilutive income (loss) per share ...............................................             $          .09             $      (.26)
                                                                                             ==============             ===========



                                                                                                       Three Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                   2005                    2004
                                                                                                   ----                    ----

Net income (loss) per share - basic computation:
Net income (loss) to common shareholders .......................................             $      110,976             $  (169,361)
                                                                                             ==============             ===========
Average common shares outstanding - basic ......................................                  1,427,303               1,427,303
                                                                                             ==============             ===========
Basic income (loss) per share ..................................................             $          .08             $      (.12)
                                                                                             ==============             ===========
Net income (loss) per share - dilutive computation:
Net income (loss) to common shareholders .......................................             $      110,976             $  (169,361)
                                                                                             ==============             ===========
Average common shares outstanding - dilutive ...................................                  1,502,529               1,427,303
                                                                                             ==============             ===========
Dilutive income (loss) per share ...............................................             $          .07             $      (.12)
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

                              Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income, the major component of the Company's net income, was $2,127,216, as compared to $1,113,113 for the same period in 2004. For the three months ended June 30, 2005, net interest income was $1,158,480, compared to $609,969 for the same period in 2004. For the six months ended June 30, 2005, interest income from loans, including fees, was $3,183,426, compared to $1,549,100 for the same period in 2004. For the three months ended June 30, 2005, interest income from loans, including fees, was $1,755,688, compared to $840,413 for the same period in 2004. The improvement in the 2005 period was primarily attributable to increased volume as the Company continued to build its loan portfolio, and to the increase in net interest margin.

Interest expense for the six months ended June 30, 2005 was $1,200,094, compared to $497,339 for the same period in 2004. Interest expense for the three months ended June 30, 2005 was $668,274, compared to $262,003 for the same period in 2004. Interest expense for the six month and three month periods in 2005 increased over the same periods in the prior year as a result of the increase in volume of interest-bearing deposits.

                          CAROLINA NATIONAL CORPORATION

The  average  rate  realized  on  interest-earning  assets  was 5.79% and 4.68%, respectively, for the six month periods ended June 30, 2005 and 2004. The average rate paid on interest-bearing liabilities was 2.51% and 1.85%, respectively, for the six month periods ended June 30, 2005 and 2004.

The net interest spread and net interest margin were 3.28% and 3.70%, respectively, for the six month period ended June 30, 2005. The net interest spread and net interest margin were 2.83% and 3.23%, respectively, for the six month period ended June 30, 2004. For the three month period ended June 30, 2005 and 2004, the net interest spread was 3.46% and 2.78%, respectively. For the three month period ended June 30, 2005 and 2004, the net interest margin was 3.92% and 3.30%, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2005 and 2004, the provision charged to expense was $311,900 and $276,240, respectively. For the three months ended June 30, 2005 and 2004, the provision for loan losses was $165,900 and $173,402, respectively. The allowance for loan losses represents 1.41% and 1.50% of gross loans at June 30, 2005 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we have relied heavily on peer group data in formulating our estimates and assumptions. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six month periods ended June 30, 2005 and 2004 was $163,144 and $141,780, respectively. Of this total, $82,613 and $57,186, respectively, was generated from service charges on deposit accounts, which includes NSF fees and $45,542 and $66,691, respectively, was generated from residential mortgage loan origination fees. For the three months period ended June 30, 2005 and 2004, noninterest income was $83,701and $74,870, respectively. Of this total, $21,614 and $33,022, respectively, was generated from residential mortgage loan origination fees. Service charges on deposit accounts, which includes NSF fees, were $44,887 for the three months ended June 30, 2005 as compared to $32,434 for the same period in 2004. The increase in service charges on deposit accounts was a result of increased deposit account volume. The decrease in mortgage origination fees was the result of decreased mortgage loan demand as rates continued to increase.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 and 2004 was $1,736,479 and $1,551,740, respectively. This represents an increase of $184,739, or 11.9% over the comparable period of 2004. For the quarter ended June 30, 2005, noninterest expense was $899,934, as compared to $770,826 for the same period in 2004. The largest increase, salaries and employee benefits, increased from $861,184 for the six months ended June 30, 2004 to $1,023,683 for the six months ended June 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the bank. Net occupancy expense for the six months ended June 30, 2005 was $155,051 as compared to $120,351 for the same period a year earlier, largely as a result of the continued operation of a drive up facility opened during 2004. During the three months ended June 30, 2005 and 2004, salaries and benefits was the largest noninterest expense totaling $558,059 and $442,788, respectively. The increase from 2004 to 2005 is attributable to the overall growth of the bank.

                          CAROLINA NATIONAL CORPORATION

Income Taxes

An income tax expense of $89,286 and $65,551 was recorded for the six and three month periods ending June 30, 2005, respectively. This compares to an income tax benefit of $197,044 and $90,028 for the six and three month periods in 2004, respectively. This represents an effective tax rate of 37% and 34% for the six month periods ending June 30, 2005 and 2004, respectively.

Net Income (Loss)

The combination of the above factors resulted in net income of $152,695 for the six months ended June 30, 2005 as compared to a net loss of $376,043 for the same period in 2004. The net income for 2005 is primarily the result of our increased earning asset base and the increase in net interest margin. The net loss in 2004 was primarily a result of noninterest expenses associated with operating two full service branches and funding our provision for loan losses. The net income before taxes of $241,981 was partially offset by income tax expenses of $89,286 for the six months ended June 30, 2005. The net loss before taxes of $573,087 was partially offset by the income tax benefit of $197,044 for the six months ended June 30, 2004. The net income for the three months ended June 30, 2005 was $110,796, as compared to a net loss of $169,361 for the same period in 2004.

                               Financial Condition

Assets and Liabilities

During the first six months of 2005, as we continued to build our business, total assets increased $36,569,129, or 37.1%, when compared to December 31, 2004. Federal funds sold increased to $9,853,000 at June 30, 2005 as a result of strong deposit growth. Total loans increased $26,139,957, or 28.9%, during the first six months of 2005. Total deposits also increased $34,556,785, or 40.1%, from the December 31, 2004 amount of $86,093,924. Time deposits increased $23,980,188, or 53.4% during the first six months of 2005, and savings deposits increased $1,384,494, or 5.6%, during the same period. Transaction accounts increased $9,192,103, or 56.0%, during the first six months of 2005.

Investment Securities

Investment securities increased from $3,361,463 at December 31, 2004 to $3,434,325 at June 30, 2005. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2005 and 2004.

Loans

We experienced significant loan growth during the first six months of 2005 as we continued to work to establish our presence in the marketplace. Gross loans, net of unearned income, increased $26,139,957, or 28.9%, during the period. As shown below, the largest category of the loan portfolio was mortgage loans for commercial properties, which increased 36%, or $10,286,399, from December 31, 2004 to June 30, 2005. Balances within the major loans receivable categories at June 30, 2005 and December 31, 2004 are as follows:

                                                                                                June 30,               December 31,
                                                                                                  2005                      2004
                                                                                                  ----                      ----
Mortgage loans on real estate:
       Residential 1-4 Family ................................................               $ 16,567,905               $ 12,419,144
       Multifamily ...........................................................                    219,783                    222,617
       Commercial ............................................................                 38,873,822                 28,587,423
       Construction ..........................................................                 18,622,858                 15,063,632
       Second Mortgage loans .................................................                  1,423,540                  1,368,602
       Equity Lines of Credit ................................................                 22,187,835                 18,229,803
                                                                                             ------------               ------------
                                                                                               97,895,743                 75,891,221
Commercial and industrial ....................................................                 16,296,603                 11,490,226
Consumer .....................................................................                  2,243,027                  2,917,672
Other ........................................................................                      8,333                      4,630
                                                                                             ------------               ------------
          Total loans, net of unearned income ................................               $116,443,706               $ 90,303,749
                                                                                             ============               ============

                          CAROLINA NATIONAL CORPORATION

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2005, and December 31, 2004, the Bank had one criticized loan in the amount of $1,270,393 that was collateralized with real estate. We did not have any loans in non-accrual status or loans past due for more than 90 days at June 30, 2005 and December 31, 2004.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                    2005                   2004
                                                                                                    ----                   ----
Balance, January 1 .................................................................           $  1,332,200            $    826,593
Provision for loan losses for the period ...........................................                311,900                 276,240
Net loans (charged-off) recovered for the period ...................................                      -                       -
                                                                                               ------------            ------------
Balance, end of period .............................................................           $  1,644,100            $  1,102,833
                                                                                               ============            ============
Gross loans outstanding, end of period .............................................           $116,361,306            $ 73,527,675
Allowance for loan losses to loans outstanding, end of period ......................                   1.41%                   1.50%

Deposits

At June 30, 2005, total deposits had increased by $34,556,785, or 40.1%, from December 31, 2004. The largest increase was in time deposits, which increased $23,980,188, or 53.4%, from December 31, 2004 to June 30, 2005. The increase was attributable to the opening of new accounts during the first half of 2005. Expressed in percentages, noninterest-bearing deposits increased 24.0% and interest-bearing deposits increased 42.4%. At June 30, 2005, brokered deposits totaled $21,521,000, which represents a 11% increase over the December 31, 2004 brokered deposits total of $19,183,000.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                                                              June 30,                 December 31,
                                                                                                2005                       2004
                                                                                                ----                       ----
Noninterest-bearing demand deposits ......................................                 $ 12,863,993                 $ 10,374,841
Interest-bearing demand deposits .........................................                   12,749,640                    6,046,689
Savings and money market .................................................                   26,147,420                   24,762,926
Time deposits $100,000 and over ..........................................                   38,231,067                   26,901,355
Other time deposits ......................................................                   30,658,589                   18,008,113
                                                                                           ------------                 ------------
   Total Deposits ........................................................                 $120,650,709                 $ 86,093,924
                                                                                           ============                 ============

Note Payable

The Company has a $7,000,000 line of credit with Chase Bank with a variable interest rate based on the 30 day LIBOR plus 275 basis points. As of June 30, 2005, we had drawn $2,450,000 on this line. The line of credit matures in March, 2006.

                          CAROLINA NATIONAL CORPORATION

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had issued commitments to extend credit of $28,139,299 and standby letters of credit of $635,852 through various types of commercial lending arrangements. Approximately $23.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

                                                       After One       After Three
                                          Within         Through          Through         Within          Greater
                                             One          Three            Twelve           One              Than
                                           Month         Months            Months           Year          One Year          Total
                                           -----         ------            ------           ----          --------          -----
   Unused commitments
     to extend credit ..........    $     251,959    $   990,277     $   3,598,971  $   4,841,207     $  23,298,092    $  28,139,299
   Standby letters
     of credit .................                -        250,000           385,852        635,852                 -          635,852
                                    -------------    -----------     -------------  -------------     -------------    -------------
       Totals ..................    $     251,959    $ 1,240,277     $   3,984,823  $   5,477,059     $  23,298,092    $  28,775,151
                                    =============    ===========     =============  =============     =============    =============

Based on historical experience in the banking industry, we expect that many of the commitments and letters of credit will expire unused or not fully funded. Accordingly, the amounts in the table above do not necessarily reflect the Bank's need for funds in the periods shown.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

We meet our liquidity needs by structuring aggregate maturity terms of loans and investments to coincide with aggregate maturity terms of funding sources while maintaining sufficient excess funds for unplanned contingencies. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 94.6% at June 30, 2005 and 103.8% at December 31, 2004.

Securities available-for-sale which totaled $2,968,125 and federal funds sold which totaled $9,853,000 at June 30, 2005, are a ready source of liquidity. We have a short term line of credit available with a correspondent bank to purchase federal funds for periods from one to fourteen days. At June 30, 2005, the unused federal funds borrowing line of credit totaled $2,700,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $11,722,600 at June 30, 2005. At June 30, 2005, we were not borrowing on either line. We also have a line of credit to borrow funds from Chase up to $7,000,000 as of June 30, 2005. As of June 30, 2005, we had borrowed $2,450,000 under this line.

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

                          CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity increased from $10,925,114 at December 31, 2004 to $11,077,190, at June 30, 2005. The increase is due to the net income for the period of $152,695 and the change in unrealized losses on securities of $619.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's tier 2 capital consists of qualifying subordinated debt plus the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios is the sum of tier 1 and tier 2 capital. The regulatory minimum requirements are 4% for tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The strongest banks are allowed to maintain a leverage ratio at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. As shown below, the Bank exceeded its minimum regulatory capital ratios at June 30, 2005.

The following table summarizes the Bank's risk-based capital at June 30, 2005:

     Shareholders' equity .............................................................................              $   8,667,914
     Plus - unrealized loss on available-for-sale equity securities ...................................                     25,500
     Less - disallowed deferred tax assets ............................................................                 (1,572,839)
                                                                                                                     -------------
     Tier 1 capital ...................................................................................                  7,120,575
     Plus - qualifying subordinated debt ..............................................................                  3,563,475
     Plus - qualifying allowance for loan losses(1) ...................................................                  1,495,067
                                                                                                                     -------------
     Total capital ....................................................................................              $  12,174,117
                                                                                                                     =============
     Risk-weighted assets .............................................................................              $ 119,707,398
                                                                                                                     =============
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets) .......................................................                       5.95%
       Total capital (to risk-weighted assets) ........................................................                      10.17%
       Tier 1 capital (to total average assets) .......................................................                       5.82%

(1) Limited to 1.25% of risk-weighted assets

The company has a $7 million line of credit with Chase Bank. At June 30, 2005 we had borrowed $2,450,000 under the line. The company transferred the $2,450,000 along with an additional $1,400,000 to the Bank as subordinated debt. In addition, at June 30, 2005 the company transferred $400,000 in cash to the equity account of the bank to increase Tier 1 capital.

Since our growth rate exceeds our current internal capital generation rate, we are evaluating options for additional capital.

                          CAROLINA NATIONAL CORPORATION

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

                          CAROLINA NATIONAL CORPORATION

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 2, 2005. Four directors were elected to three year terms, with the result of voting as follows:

         Name                     Votes For   Votes Withheld    Broker Non-votes
         Kirkman Finlay, III      885,895        1,700                -
         R.C. McEntire, Jr.       885,945        1,650                -
         Joel A. Smith, III       880,195        7,400                -
         Robert E. Staton, Sr.    885,945        1,650                -

     The following directors' terms continued after the Annual Meeting:  William
     P. Cate (2007), Angus B. Lafaye (2007), Leon Joseph Pinner, Jr. (2007), Joe
     E. Taylor, Jr. (2007), Roger B. Whaley (2007), Charlotte J. Berry (2006), I.S Leevy Johnson (2006), C. Whitaker Moore (2006), William H. Stern
     (2006).

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



                                    By:s/ Roger B. Whaley
                                       -----------------------------------------
                                       Roger B. Whaley
                                       President & Chief Executive Officer

Date: August 15, 2005               By:s/ Rollo F. Ingram
                                       -----------------------------------------
                                       Rollo F. Ingram
                                       Chief Financial Officer

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