Form 10QSB
period 2005-09-30
CAROLINA NATIONAL CORP
filed 2005-11-14
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -----               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

                                YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES [ ] NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      1,427,303 shares of common stock, no par value as of October 31, 2005

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          CAROLINA NATIONAL CORPORATION



                                      Index

PART I - FINANCIAL INFORMATION                                                                                  Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004...............................3

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2005 and 2004 and Three months ended September 30, 2005 and 2004.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Nine months ended September 30, 2005 and 2004................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004................6

         Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation..................................................11-16

Item 3.  Controls and Procedures.......................................................................................17

PART II - OTHER INFORMATION

Item 6.  Exhibits......................................................................................................17


                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                               September 30,         December 31,
                                                                                                   2005                  2004
                                                                                                   ----                  ----
Assets                                                                                          (Unaudited)             (Audited)
  Cash and cash equivalents
    Cash and due from banks ......................................................           $   5,334,521            $   1,614,863
    Federal funds sold ...........................................................              12,550,000                1,767,000
                                                                                             -------------            -------------
      Total cash and cash equivalents ............................................              17,884,521                3,381,863
                                                                                             -------------            -------------
  Investment securities
    Securities available for sale ................................................               2,979,375                2,969,063
    Nonmarketable equity securities ..............................................                 511,200                  392,400
                                                                                             -------------            -------------
      Total investment securities ................................................               3,490,575                3,361,463
                                                                                             -------------            -------------
  Loans receivable, net of unearned income .......................................             128,725,216               90,303,749
    Less allowance for loan losses ...............................................               1,780,200                1,332,200
                                                                                             -------------            -------------
      Loans, net .................................................................             126,945,016               88,971,549
                                                                                             -------------            -------------
  Premises, furniture and equipment, net .........................................                 685,725                  710,511
  Accrued interest receivable ....................................................                 530,149                  372,527
  Deferred tax asset .............................................................               1,367,255                1,581,010
  Other assets ...................................................................                 247,188                  126,113
                                                                                             -------------            -------------
      Total assets ...............................................................           $ 151,150,429            $  98,505,036
                                                                                             =============            =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .....................................           $  13,572,784            $  10,374,841
    Interest-bearing transaction accounts ........................................              13,707,744                6,046,689
    Savings and money market .....................................................              27,074,738               24,762,926
    Time deposits $100,000 and over ..............................................              45,945,374               26,901,355
    Other time deposits ..........................................................              34,906,853               18,008,113
                                                                                             -------------            -------------
      Total deposits .............................................................             135,207,493               86,093,924
                                                                                             -------------            -------------
  Notes payable ..................................................................               3,450,000                  900,000
  Accrued interest payable .......................................................                 655,889                  289,089
  Other liabilities ..............................................................                 505,231                  296,909
                                                                                             -------------            -------------
      Total liabilities ..........................................................             139,818,613               87,579,922
                                                                                             -------------            -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .....................                       -                        -
  Common stock, no par value, 20,000,000 shares authorized;
    and 1,427,303 shares issued and outstanding ..................................              13,994,796               13,994,796
  Retained deficit ...............................................................              (2,644,905)              (3,044,801)
  Accumulated other comprehensive loss ...........................................                 (18,075)                 (24,881)
                                                                                             -------------            -------------
      Total shareholders' equity .................................................              11,331,816               10,925,114
                                                                                             -------------            -------------
      Total liabilities and shareholders' equity .................................           $ 151,150,429            $  98,505,036
                                                                                             =============            =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Nine Months Ended                 Three Months Ended
                                                                            September 30,                      September 30,
                                                                            -------------                      -------------
                                                                       2005              2004              2005             2004
                                                                       ----              ----              ----             ----
Interest income
  Loans, including fees ......................................      $ 5,243,136      $ 2,550,903       $ 2,059,710      $ 1,001,803
  Investment securities:
    Taxable ..................................................           45,000           40,706            15,000           15,000
    Nonmarketable equity securities ..........................           18,476           12,606             8,952            4,050
Federal funds sold ...........................................          159,576           58,365            55,216           31,275
                                                                    -----------      -----------       -----------      -----------
      Total ..................................................        5,466,188        2,662,580         2,138,878        1,052,128
                                                                    -----------      -----------       -----------      -----------
Interest expense
  Time deposits $100,000 and over ............................          820,282          278,077           291,844          123,743
  Other deposits .............................................        1,059,477          554,348           419,426          211,343
  Notes Payable ..............................................           71,063                -            39,458                -
                                                                    -----------      -----------       -----------      -----------
      Total ..................................................        1,950,822          832,425           750,728          335,086
                                                                    -----------      -----------       -----------      -----------
Net interest income ..........................................        3,515,366        1,830,155         1,388,150          717,042
Provision for loan losses ....................................          448,462          374,607           136,562           98,367
                                                                    -----------      -----------       -----------      -----------
Net interest income after provision for loan losses ..........        3,066,904        1,455,548         1,251,588          618,675
                                                                    -----------      -----------       -----------      -----------
Noninterest income
  Service charges on deposit accounts ........................          139,583           96,174            56,970           38,988
  Residential mortgage origination fees ......................           81,708           82,076            36,166           15,385
  Other ......................................................           49,423           29,343            14,434           11,440
                                                                    -----------      -----------       -----------      -----------
      Total noninterest income ...............................          270,714          207,593           107,570           65,813
                                                                    -----------      -----------       -----------      -----------
Noninterest expenses
  Salaries and employee benefits .............................        1,614,375        1,299,633           590,692          438,449
  Net occupancy ..............................................          245,740          189,838            90,689           69,487
  Furniture and equipment ....................................           98,796          109,423            32,292           37,789
  Other operating ............................................          763,040          759,277           271,799          260,706
                                                                    -----------      -----------       -----------      -----------
      Total noninterest expense ..............................        2,721,951        2,358,171           985,472          806,431
                                                                    -----------      -----------       -----------      -----------
Income (loss) before income taxes ............................          615,667         (695,030)          373,686         (121,943)
Income tax expense (benefit) .................................          215,771         (240,838)          126,485          (43,794)
                                                                    -----------      -----------       -----------      -----------
Net income (loss) ............................................      $   399,896      $  (454,192)      $   247,201      $   (78,149)
                                                                    ===========      ===========       ===========      ===========
Earnings per share
Basic earnings (loss) per share ..............................      $       .28      $      (.32)      $       .17      $      (.05)
                                                                    ===========      ===========       ===========      ===========
Diluted earnings (loss) per share ............................      $       .27      $      (.32)      $       .16      $      (.05)
                                                                    ===========      ===========       ===========      ===========
Average shares outstanding - basic ...........................        1,427,303        1,427,303         1,427,303        1,427,303
                                                                    ===========      ===========       ===========      ===========
Average shares outstanding - diluted .........................        1,502,321        1,427,303         1,502,321        1,427,303
                                                                    ===========      ===========       ===========      ===========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
              For the Nine months ended September 30, 2005 and 2004
                                   (Unaudited)


                                                                                                      Accumulated
                                                      Common Stock                                      Other
                                                       ------------                 Retained          Comprehensive
                                                Shares             Amount           Deficit              Loss             Total
                                                ------             ------           -------              ----             -----
Balance, December 31, 2003 ...........         1,427,303       $ 13,994,796       $ (2,612,031)     $           -      $ 11,382,765

Net loss .............................                 -                  -           (454,192)                            (454,192)

Other comprehensive loss,
  net of tax benefit .................                                                                    (16,218)          (16,218)
                                                                                                                       ------------
Comprehensive loss ...................                 -                  -                                                (470,410)
                                               ---------       ------------       ------------       ------------      ------------

Balance, September 30, 2004 ..........         1,427,303       $ 13,994,796       $ (3,066,223)      $    (16,218)     $ 10,912,355
                                               =========       ============       ============       ============      ============

Balance, December 31, 2004 ...........         1,427,303       $ 13,994,796       $ (3,044,801)      $    (24,881)     $ 10,925,114

Net income ...........................                                                 399,896                              399,896
  Other comprehensive loss,
  net of tax benefit .................                                                                      6,806             6,806
                                                                                                                       ------------
Comprehensive income .................                                                                                      406,702
                                               ---------       ------------       ------------       ------------      ------------

Balance, September 30, 2005 ..........         1,427,303       $ 13,994,796       $ (2,644,905)      $    (18,075)     $ 11,331,816
                                               =========       ============       ============       ============      ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                   2005                      2004
                                                                                                   ----                      ----
Cash flows from operating activities
    Adjustments to reconcile net loss to net cash used by
    operating activities
      Net income (loss) ..........................................................            $    399,896             $   (454,192)
      Provision for loan losses ..................................................                 448,462                  374,607
      Depreciation and amortization expense ......................................                 126,649                   97,457
      Discount accretion and premium amortization ................................                       -                    2,131
      Deferred income tax expense (benefit) ......................................                 210,249                 (245,295)
      Increase in accrued interest receivable ....................................                (157,622)                 (43,906)
      Increase in accrued interest payable .......................................                 366,800                  102,129
      Decrease (increase) in other assets ........................................                (121,075)                 419,060
      Increase in other liabilities ..............................................                 208,322                  178,586
                                                                                              ------------             ------------
        Net cash provided by operating activities ................................               1,481,681                  430,577
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchase of marketable equity securities .......................................                       -               (3,000,000)
  Purchases of non-marketable equity securities ..................................                (118,800)                (171,600)
  Securities called or redeemed ..................................................                       -                3,300,000
  Net increase in loans ..........................................................             (38,421,929)             (24,951,496)
  Purchase of premises, furniture and equipment ..................................                (101,863)                (309,471)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (38,642,592)             (25,132,567)
                                                                                              ------------             ------------
Cash flows from financing activities
  Net decrease in federal funds purchased ........................................                       -                 (533,000)
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................              13,170,810               18,124,269
  Net increase in certificates of deposit and
    other time deposits ..........................................................              35,942,759               13,028,277
  Net increase in notes payable ..................................................               2,550,000                        -
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              51,663,569               30,619,546
                                                                                              ------------             ------------
Net increase in cash and cash equivalents ........................................              14,502,658                5,917,556
Cash and cash equivalents, beginning of period ...................................               3,381,863                2,459,441
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $ 17,884,521             $  8,376,997
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $      6,422            $           -
                                                                                              ============             ============
  Interest .......................................................................            $  1,584,022             $    730,306
                                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2004 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the Company's next fiscal year that begins after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

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

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation

The Company has a stock-based employee compensation plan which is further described in our Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has stock warrants which were issued to organizers of the Bank in connection with the initial offering. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the stock options and warrants.

                                                        Nine Months Ended
                                                           September 30,
                                                           -------------
                                                     2005                2004
                                                     ----                ----
Net income (loss), as reported ................   $  399,896         $ (454,192)
Deduct: Total stock-based
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects .      (41,019)          (140,327)
                                                  ----------         ----------
Pro forma net income (loss) ...................   $  358,877         $ (594,519)
                                                  ==========         ==========
Earnings (loss) per share:
   Basic - as reported ........................   $      .28         $     (.32)
                                                  ==========         ==========
   Basic - pro forma ..........................   $      .25         $     (.42)
                                                  ==========         ==========

   Diluted - as reported ......................   $      .27         $     (.32)
                                                  ==========         ==========
   Diluted - pro forma ........................   $      .24         $     (.42)
                                                  ==========         ==========


                                                       Three Months Ended
                                                           September 30,
                                                           -------------
                                                      2005              2004
                                                      ----              ----
Net income (loss), as reported ................   $   247,201        $  (78,149)
Deduct: Total stock-based
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects .       (13,673)          (46,776)
                                                  -----------        ----------
Pro forma net income (loss) ...................   $   233,528        $ (124,925)
                                                  ===========        ==========
Earnings (loss) per share:
   Basic - as reported ........................   $       .17        $     (.05)
                                                  ===========        ==========
   Basic - pro forma ..........................   $       .16        $     (.09)
                                                  ===========        ==========

   Diluted - as reported ......................   $       .16        $     (.05)
                                                  ===========        ==========
   Diluted - pro forma ........................   $       .16        $     (.09)
                                                  ===========        ==========

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the nine months ended September 30, 2004 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same for 2004.

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                          -------------
                                                                                                  2005                      2004
                                                                                                  ----                      ----
Net income (loss) per share - basic computation:
Net income (loss) to common shareholders .......................................             $      399,896             $  (454,192)
                                                                                             ==============             ===========
Average common shares outstanding - basic ......................................                  1,427,303               1,427,303
                                                                                             ==============             ===========
Basic income (loss) per share ..................................................             $          .28             $      (.32)
                                                                                             ==============             ===========

Net income (loss) per share - dilutive computation:
Net income (loss) to common shareholders .......................................             $      399,896             $  (454,192)
                                                                                             ==============             ===========
Average common shares outstanding - dilutive ...................................                  1,502,321               1,427,303
                                                                                             ==============             ===========
Diluted income (loss) per share ................................................             $          .27             $      (.32)
                                                                                             ==============             ===========

                                                                                                        Three Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                   2005                    2004
                                                                                                   ----                    ----
Net income (loss) per share - basic computation:
Net income (loss) to common shareholders .......................................             $      247,201             $   (78,149)
                                                                                             ==============             ===========
Average common shares outstanding - basic ......................................                  1,427,303               1,427,303
                                                                                             ==============             ===========
Basic income (loss) per share ..................................................             $          .17             $      (.05)
                                                                                             ==============             ===========

Net income (loss) per share - dilutive computation:
Net income (loss) to common shareholders .......................................             $      247,201             $   (78,149)
                                                                                             ==============             ===========
Average common shares outstanding - dilutive ...................................                  1,502,321               1,427,303
                                                                                             ==============             ===========
 Diluted income (loss) per share ...............................................             $          .16             $      (.05)
                                                                                             ==============             ===========

Options that had a dilutive effect on the earnings per share calculation totaled 75,018 for the nine and three months ending September 30, 2005. Options that could have had a dilutive effect but which were excluded from the earnings per share calculation totaled 27,934 for the nine and three months ending September 30, 2004.

                          CAROLINA NATIONAL CORPORATION

Note 5 - Leases

The Bank entered into a lease agreement on August 15, 2005 for a branch location in the northeast area of Richland County, South Carolina. The operating lease has an initial ten-year term and expires January 31, 2015. The Bank has renewal options for two additional ten year periods. The lease requires annual payments of $36,000 for the initial lease term. Rent expense and any additional improvements will be amortized on a straight line basis over the minimum lease term. Rent expense associated with this lease for the nine months ended September 30, 2005 was $8,410.



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

                              Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income, the major component of the Bank's net income was $3,515,366 as compared to $1,830,155 for the same period in 2004. For the three months ended September 30, 2005, net interest income was $1,388,150 compared to $717,042 for the same period in 2004. For the nine months ended September 30, 2005, interest income from loans, including fees, was $5,243,136, compared to $2,550,903 for the same period in 2004. For the three months ended September 30, 2005, interest income from loans, including fees, was $2,059,710, compared to $1,001,803 for the same period in 2004. The improvement in the 2005 period was primarily attributable to increased volume as the Company continued to build its loan portfolio, and substantial increases in the rates earned.

Interest expense for the nine months ended September 30, 2005 was $1,950,822, compared to $832,425 for the same period in 2004. Interest expense for the three months ended September 30, 2005 was $750,728, compared to $335,086 for the same period in 2004. Interest expense for the nine month and three month periods in 2005 increased over the same periods in the prior year as a result of the increase in volume of interest-bearing deposits and an increase in the cost of funds.

The average rate realized on interest-earning assets was 6.14% and 4.67%, respectively, for the nine month periods ended September 30, 2005 and 2004. The average rate paid on interest-bearing liabilities was 2.63% and 1.58%, respectively, for the nine month periods ended September 30, 2005 and 2004. For the three month periods ended September 30, 2005 and 2004, the average rate realized on interest-earning assets was 6.54% and 4.64%, respectively and the average rate paid on interest-bearing liabilities was 2.74% and 2.06%, respectively.

The net interest spread and net interest margin were 3.51% and 3.95%, respectively, for the nine month period ended September 30, 2005. The net interest spread and net interest margin were 3.09% and 3.21%, respectively, for the nine month period ended September 30, 2004. For the three month period ended September 30, 2005 and 2004, the net interest spread was 3.75% and 2.75%, respectively. For the three month period ended September 30, 2005 and 2004, the net interest margin was 4.17% and 3.28%, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Loans that are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. For the nine months ended September 30, 2005 and 2004, the provision was $448,462 and $374,607, respectively. For the three months ended September 30, 2005 and 2004, the provision for loans losses was $136,562 and $98,367, respectively. The allowance for loan losses represents 1.38% and 1.50% of gross loans at September 30, 2005 and 2004, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, and prevailing and anticipated economic conditions. Based on our analysis of such factors we assign specific reserve amounts for any significant classified loans and we use various percentages of the aggregate amounts of groups of other classified loans and the different categories of non-classified loans. The percentages are set based on our assessment of the degree of credit risk in each category after reviewing changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; changes in national and local economic and business conditions; changes in the nature and volume of the portfolio; changes in the experience and depth of lending management; changes in the volume and severity of problem loans; the effect of external factors such as competition, legal and regulatory requirements; and, peer comparison. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to

                          CAROLINA NATIONAL CORPORATION
be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the prior banking experience of our management and peer group data in formulating our estimates and assumptions. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income for the nine month periods ended September 30, 2005 and 2004 was $270,714 and $207,593, respectively. Of this total, $139,583 and $96,174 was generated from service charges on deposit accounts, which includes fees for checks returned due to insufficient funds on deposit. Residential mortgage origination fees totaled $81,708 and $82,076 for the nine months ended September 30, 2005 and 2004, respectively. The increase in service charges was the result of an increase in the volume of deposits between the two periods. For the quarters ended September 30, 2005 and 2004, noninterest income was $107,570 and $65,813, respectively. Of this total, $56,970 and $38,988 was generated from service charges on deposit accounts, and $36,166 and $15,385 was generated from residential mortgage origination fees.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 and 2004 was $2,721,951 and $2,358,171, respectively. This represents an increase of $363,780, or 15.4% over the comparable period of 2004. The largest increase, salaries and employee benefits, increased from $1,299,633 for the nine months ended September 30, 2004 to $1,614,375 for the nine months ended September 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the bank. Net occupancy expense for the nine month period ended September 30, 2005 was $245,740 as compared to $189,838 for the same period a year earlier. For the quarter ended September 30, 2005, noninterest expense was $985,472, as compared to $806,431 for the same period in 2004. Salaries and benefits and other operating expenses were the largest noninterest expenses during the 2005 quarter, totaling $590,692 and $271,799, respectively. Salaries and benefits and other operating expenses for the 2004 quarter totaled $438,449 and $260,706, respectively. The increase from 2004 to 2005 is attributable to the overall growth of the bank.

Income Taxes

An income tax expense of $215,771 and $126,485 was recorded for the nine and three month periods ending September 30, 2005, respectively. This compares to an income tax benefit of $240,838 and $43,794 for the nine and three month periods in 2004. This represents an effective tax rate of 35.0% and 34.7% for the nine month periods ending September 30, 2005 and 2004, respectively.

Net Income (loss)

The combination of the above factors resulted in a net income of $399,896 for the nine months ended September 30, 2005 as compared to a net loss of $454,192 for the same period in 2004. The net income for 2005 is primarily the result of our increased earning asset base and the increase in net interest margin. The loss in 2004 was primarily a result of noninterest expenses associated with operating two full service branches and funding our provision for loan losses. The net income before taxes of $615,667 was partially offset by income tax expenses of $215,771 for the nine months ended September 30, 2005. The net loss before taxes of $695,030 was partially offset by the income tax benefit of $240,838 for the nine months ended September 30, 2004. The net income for the three months ended September 30, 2005 was $247,201, as compared to a net loss of $78,149 for the same period in 2004.

                               Financial Condition

Assets and Liabilities

During the first nine months of 2005, as we continued to build our business, total assets increased $52,645,393, or 53.4%, when compared to December 31, 2004. Federal funds sold increased to $12,550,000 at September 30, 2005 as a result of strong deposit growth. Total loans increased $38,421,467, or 42.5%, during the first nine months of 2005. Total deposits also increased by $49,113,569, or 57.0% from the December 31, 2004 amount of $86,093,924. Time deposits increased $35,942,759, or 80.0%, during the first nine months of 2005. Savings and money market deposits increased $2,311,812, or 9.3%, during the same period. Transaction accounts increased $10,858,998, or 66.1% during the first nine months of 2005.

                          CAROLINA NATIONAL CORPORATION

Investment Securities

Investment securities increased from $3,361,463 at December 31, 2004 to $3,490,575 at September 30, 2005. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2005 and 2004.

Loans

We experienced significant loan growth during the first nine months of 2005 as we continued to work to establish our presence in the marketplace. Gross loans, net of unearned income, increased $38,421,467, or 42.5%, during the period. As shown below, the largest category of the loan portfolio was mortgage loans for commercial properties, which increased 62.5%, or $17,859,906, from December 31, 2004 to September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                   September 30,    December 31,
                                                        2005            2004
                                                        ----            ----
Mortgage loans on real estate:
       Residential 1-4 Family ..............      $ 16,802,863      $ 12,419,144
       Multifamily .........................           218,370           222,617
       Commercial ..........................        46,447,329        28,587,423
       Construction ........................        22,994,395        15,063,632
       Second Mortgage loans ...............         1,671,884         1,368,602
       Equity Lines of Credit ..............        23,615,455        18,229,803
                                                  ------------      ------------
                                                   111,750,296        75,891,221
Commercial and industrial ..................        14,792,931        11,490,226
Consumer ...................................         2,164,263         2,917,672
Other ......................................            17,726             4,630
                                                  ------------      ------------
Total loans, net of unearned income ........      $128,725,216      $ 90,303,749
                                                  ============      ============

Risk Elements in the Loan Portfolio


We assign each of our loans a numerical grade of one through nine based on our analysis of the risks of loss for the loan. The loans with a grade of one are those we believe have the least amount of risk of loss, while we consider those with a grade of nine to have the highest risk of loss. Criticized loans (risk grade 5) are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans (risk grade 6, 7 and 8) are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. Charged-off loans are risk grade 9. At September 30, 2005, the Bank had one criticized loan in the amount of $1,228,671. The loan is collateralized by real estate and at December 31, 2004, the balance was $1,270,393. We did not have any classified loans or any loans in nonaccrual status or loans past due for more than 90 days as of September 30, 2005, or December 31, 2004. At September 30, 2005, 87.8% of the dollar amount our portfolio was risk graded 1, 2 or 3 in our judgment.

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan. " This statement requires that all lenders value a loan at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principal.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the

                          CAROLINA NATIONAL CORPORATION
restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. We did not have any impaired loans as of September 30, 2005, or December 31, 2004.

Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 is as follows:

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                2005                        2004
                                                                                                ----                        ----
Balance, January 1, .............................................................           $   1,332,200             $     826,593
Provision for loan losses for the period ........................................           $     448,462             $     374,607
Net loans (charged-off) recovered for the period ................................                    (462)                        -
                                                                                            -------------             -------------
Balance, end of period ..........................................................           $   1,780,200             $   1,201,200
                                                                                            =============             =============
Gross loans outstanding, end of period ..........................................           $ 128,725,216             $  79,981,969
Allowance for loan losses to loans outstanding, end of period ...................                    1.38%                     1.50%


We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have an independent credit review officer who reviews loan files and determines the grading of each loan. Also, on a quarterly basis, management reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate risks associated with the portfolio. This evaluation takes into consideration information about specific borrower situations and estimated collateral values, economic conditions, and other factors. At September 30, 2005, we had one criticized loan in the amount of $1.3 million. The loan is collateralized by real estate and at December 31, 2004 the balance was $1.3 million. We did not have any classified loans or any loans in nonaccrual status or loans past due for more than 90 days as of September 30, 2005, or December 31, 2004. We did not have any impaired loans as of September 30, 2005, or December 31, 2004.

Deposits

At September 30, 2005, total deposits had increased by $49,113,569, or 57.0%, from December 31, 2004. The largest increase was in time deposits, which increased $35,942,759, or 80.0%, from December 31, 2004 to September 30, 2005. This increase was attributable to the opening of new accounts during the first nine months of 2005. Expressed in percentages, noninterest-bearing deposits increased 30.8% and interest-bearing demand deposits increased 126.7%. At September 30, 2005, brokered deposits totaled $29,255,000 which represents a 52.5% increase over the December 31, 2004 brokered deposits total of $19,183,000.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                  September 30,     December 31,
                                                      2005              2004
                                                      ----              ----
Noninterest-bearing demand deposits ........      $ 13,572,784      $ 10,374,841
Interest-bearing demand deposits ...........        13,707,744         6,046,689
Savings and money market ...................        27,074,738        24,762,926
Time deposits $100,000 and over ............        45,945,374        26,901,355
Other time deposits ........................        34,906,853        18,008,113
                                                  ------------      ------------
             Total Deposits ................      $135,207,493      $ 86,093,924
                                                  ============      ============

Notes Payable

We have a $7,000,000 line of credit with Chase Bank with a variable interest rate based on the 30 day LIBOR plus 275 basis points. As of September 30, 2005,

                          CAROLINA NATIONAL CORPORATION
we had drawn $2,450,000 of this line. The line of credit matures in March, 2006. In addition, we have credit available at Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets reported at the end of each previous quarter. As of September 30, 2005, we had drawn $1,000,000 on this line at a fixed rate of 4.51% with a maturity date of March 26, 2007.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2005, the Bank had issued commitments to extend credit of $32,152,422 and standby letters of credit of $448,352 through various types of commercial lending arrangements. Approximately $28 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005.

                                                        After One       After Three
                                          Within         Through          Through         Within           Greater
                                             One          Three            Twelve           One             Than
                                           Month         Months            Months           Year          One Year            Total
                                           -----         ------            ------           ----          --------            -----
   Unused commitments
     to extend credit ..........    $     268,915    $   858,864     $   6,861,264  $   7,989,043     $  24,163,379    $  32,152,422
   Standby letters .............
     of credit .................          250,000         80,000           118,352        448,352                            448,352
                                    -------------    -----------     -------------  -------------     -------------    -------------
     Totals ....................    $     518,915    $   938,864     $   6,979,616  $   8,437,395     $  24,163,379    $  32,600,774
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

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

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

We meet our liquidity needs by structuring aggregate maturity terms of loans and investments to coincide with aggregate maturity terms of funding sources while maintaining sufficient excess funds for unplanned contingencies. One measure of liquidity is the loan-to-total borrowed funds (which includes deposits) ratio, which was at 92.8% at September 30, 2005 and 103.8% at December 31, 2004.

Securities available-for-sale, which totaled $2,979,375 at September 30, 2005, and federal funds sold which totaled $12,550,000 at September 30, 2005, are a ready source of liquidity. We also have a short term line of credit available with a correspondent bank to purchase federal funds for periods from one to fourteen days. At September 30, 2005, the unused federal funds borrowing line of credit totaled $2,700,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets

                          CAROLINA NATIONAL CORPORATION
reported at the end of each previous quarter, which gave us the ability to borrow up to $13,533,600 at September 30, 2005. At September 30, 2005, we had borrowed $1,000,000 from the Federal Home Loan Bank. We also have a line of credit to borrow funds from Chase Bank up to $7,000,000. As of September 30, 2005, we had borrowed $2,450,000 under this line.

Capital Resources

The capital base for the Company increased by $406,702 for the first nine months of 2005, due to operating income and by unrealized gains on available for sale securities. The Company's Tier 1 capital to risk-weighted asset ratio was 7.81% as of September 30, 2005.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies that are applied to bank holding companies with more than $150 million in assets. As of September 30, 2005, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the subsidiary bank exceeded the well capitalized and adequately capitalized requirement as shown in the table below. Our bank relies on "brokered" certificates of deposit as an important funding source for its loan portfolio. To be able to obtain "brokered" deposits without receiving prior approval of the FDIC, the bank must meet or exceed the ratios to be considered "well-capitalized." As of September 30, 2005, the bank slightly exceeded the required ratios. However, we could borrow an additional $4.6 million under a pre-existing line of credit with Chase Bank, and inject it into the bank as Tier 1 or Tier 2 capital as needed to maintain the bank's "well-capitalized" status for a period of time.

                                                                                              Capital Ratios
                                                                                              --------------

                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                                   Actual             Requirement            Requirement
                                                                         ------             -----------            -----------
                                                                   Amount      Ratio      Amount     Ratio      Amount     Ratio
                                                                   ------      -----      ------     -----      ------     -----
The Bank
  Total capital (to risk-weighted assets) ..................     $13,439       10.05%    $13,371     10.00%    $10,697     8.00%
  Tier 1 capital (to risk-weighted assets) .................       8,816        6.59%      8,023      6.00%      5,348     4.00%
  Tier 1 capital (to average assets) .......................       8,816        6.68%      6,594      5.00%      5,275     4.00%

The Company
  Total capital (to risk-weighted assets) ..................     $12,174        9.06%        N/A        N/A    $10,754     8.00%
  Tier 1 capital (to risk-weighted assets) .................      10,493        7.81%        N/A        N/A      5,377     4.00%
  Tier 1 capital (to average assets) .......................      10,493        7.84%        N/A        N/A      5,354     4.00%

On September 30, 2005, the Company filed a registration statement with the U. S. Securities and Exchange Commission with the purpose of selling approximately $15 million of common stock. The purpose of the offering is to increase the capital of the Company and subsidiary bank in order to open additional branch offices and continue the rapid growth of the loan portfolio and other assets. It is anticipated the offering will be complete by the end of 2005.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these

                          CAROLINA NATIONAL CORPORATION

accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on the carrying values of our assets and liabilities and our results of operations.

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


Part II - Other Information

Item 6.  Exhibits

         10.1 Lease between Carolina National Bank & Trust Company and MCW-RC-SC-North Pointe, LLC.

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



                                          By:s/Roger B. Whaley
                                             -----------------------------------
                                             Roger B. Whaley
                                             President & Chief Executive Officer



Date:    November 14, 2005                 By:s/Rollo F. Ingram
                                              ----------------------------------
                                              Rollo F. Ingram
                                              Chief Financial Officer