Form 10QSB/A
period 2005-09-30
CAROLINA NATIONAL CORP
filed 2005-11-29
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10QSB/A

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


During the fourth quarter of 2004, we evaluated the expected life of all options and warrants outstanding. When originally calculating the pro forma cost of these options and warrants, we used an expected life of 10 years, which is the legal life of all options and warrants. We reevaluated this estimate and concluded that it was not realistic. We reviewed the vesting periods and expiration dates and the financial circumstances of the holders of the options and warrants and determined that an average of 7 years was more appropriate. The issuance of options and warrants was new to our Company and we had not carefully evaluated this estimate initially. Therefore, we have revised the expected life for all options and warrants to seven years. We changed no other assumptions in our revised calculation. This has affected our total pro forma compensation cost for all future periods. In accordance with APB 20, this change will be accounted for prospectively over the remaining vesting periods for each of the option and warrant issuances.


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


Part II - Other Information

Item 6.  Exhibits

         10.1* Lease between Carolina National Bank & Trust Company and MCW-RC-SC-North Pointe, LLC.

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

------------
*Previoulsy filed.

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



                                          By:s/Roger B. Whaley
                                             -----------------------------------
                                             Roger B. Whaley
                                             President & Chief Executive Officer



Date:    November 28, 2005                 By:s/Rollo F. Ingram
                                              ----------------------------------
                                              Rollo F. Ingram
                                              Chief Financial Officer