Form 10KSB
period 2005-12-31
CAROLINA NATIONAL CORP
filed 2006-03-30
CIK 1157648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005                File Number 000-50257

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
 Yes [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]  No  [X]

         The issuer's revenues for its most recent fiscal year were $8,398,153.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price on the Nasdaq Capital Market) on March 1, 2006, was approximately $37,686,773. As of March 1, 2006, there were 2,577,303 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005 - Parts I and II

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

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
Item 14  Principal Accountant Fees and Services..........................     **

*Incorporated by reference to Registrant's 2005 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders

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

                                     PART I

Item 1.  Description of Business.

General

         Carolina National Corporation, (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, Carolina National Bank and Trust Company (the "Bank"). The Company was organized in 2000 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a charter granted by the Office of the Comptroller of the Currency. The Bank opened on July 15, 2002. The Bank conducts its activities from its main office and two branch offices in Columbia, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Richland County, South Carolina and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2005, the Bank employed 32 persons on a full time equivalent basis.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. The City of Columbia is currently served by 15 banks and savings banks with approximately 91 branches. Since interstate banking was first permitted, an overwhelming number of Columbia's locally based commercial banks have been acquired, mostly by large regional out-of-state banks. Of the 15 commercial banks and savings banks with branch offices in Columbia, six are owned and controlled out of state, and only five of the remaining nine (one of which is Carolina National Bank and Trust Company) are headquartered in Columbia.

         Carolina National Bank and Trust Company encounters strong competition from most of these financial institutions. In the conduct of certain areas of its business, Carolina National Bank & Trust Company also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than Carolina National Bank & Trust Company has and offer certain services, such as international banking, investment banking, and trust services, that the Bank does not currently provide.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2005.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is subject to regulation and examination by the OCC. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the
Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

         The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.

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

Item 2.  Description of Property.

         The main offices of Carolina National Bank and Trust Company and Carolina National Corporation are located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia, South Carolina. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank. The Bank has branch offices at 4840 Forest Drive in the Forest Acres area and at the corner of Two Notch Road and Sparkleberry Land in Northeast Columbia, both in which were previously used as bank branches. These branch facilities have ample parking and drive-through teller stations. The Bank also leases a parcel of land one block from its main office on which it operates a drive-up facility and office space in the St. Andrews area of western Richland County from which it operates a loan production office. All of these properties have been leased under long term leases except the loan production office which is leased on a month-to-month basis.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The information required by Item 201(a), (b) and (c) of Regulation S-B is incorporated herein by reference to the information set forth under the caption "Stock Information" in the registrant's 2005 Annual Report to Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

         See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

Recent Sales of Unregistered Securities

         The Company did not sell any unregistered securities during the year ended December 31, 2005.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither  the Company nor any  "affiliated  purchaser"  as defined in 17
C.F.R. 240.10b-18(a)(3) repurchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2005 Annual Report to Shareholders are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A. Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's principal executive officer and principal financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement for the 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") is incorporated herein by reference.

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

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to William J. McElveen, Corporate Secretary, Carolina National Corporation, 1350 Main Street, Columbia, South Carolina 29201.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2003 Stock Option Plan" in the 2006 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Management" in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                 37,800                        $11.17                       91,602

Equity compensation
plans not approved
by security holders(1)          265,256                         10.00                          -0-
                                =======                        ======                       ======
Total                           303,056                        $10.15                       91,602


         (1) Represents warrants issued to directors of the holding company and organizers of the Bank. The Company granted stock warrants to the directors to compensate them for: (a) their time and efforts as organizers and directors; (b) their purchase of and subscription to purchase the Company's common stock to fund the operating expenses during the organizational period of the Bank and to provide capital for the Bank; and (c) their continued service as directors. Directors received two stock warrants for every three shares they purchased prior to the opening of the Bank. One-third of the warrants vested and became exercisable on each of the first three anniversaries of the opening of the Bank (July 15, 2002). Vested warrants expire on the earlier of 90 days after termination of the director's status as a director (one year after death or disability) or ten years after opening of the Bank and have an exercise price of $10.00 per share. Also represents options granted to the Company's Chief Executive Officer as part of his compensation and benefits package. The options vest/vested at a rate of 20% per year, beginning July 15, 2002, and terminate July 15, 2012.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated by reference.

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

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.4 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.5 Lease between Carolina National Bank & Trust Company and Thomas B. Goodkind, et al (3)

          10.6 Lease between Carolina National Bank & Trust Company and MCW-RC-SC- North Pointe, L.L.C.(4)

          10.7                Carolina National Corporation 2003 Stock Option
                              Plan (5)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

          21                  Subsidiaries of Carolina National Corporation (5)

          31                  13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Officer and Principal Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(4) Incorporated by reference to exhibits to Registrant's Quarterly Report on Form 10-QSB for the year ended September 30, 2005

(5) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2006 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Carolina National Corporation


March 27, 2006                   By: s/Roger B. Whaley
                                    --------------------------------------------
                                     Roger B. Whaley
                                     President, Chief Executive Officer and
                                     Principal Financial Officer


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date


s/Charlotte J. Berry
--------------------------               Director                                           March 27, 2006
Charlotte J. Berry

s/William P. Cate
--------------------------               Director                                           March 27, 2006
William P. Cate

s/Kirkman Finlay, III
--------------------------               Director                                           March 27, 2006
Kirkman Finlay, III

s/I. S. Leevy Johnson
--------------------------               Director                                           March 27, 2006
I. S. Leevy Johnson


--------------------------               Director                                           March __, 2006
Angus B. Lafaye


--------------------------               Director                                           March __, 2006
R. C. McEntire, Jr.

s/C. Whitaker Moore
--------------------------               Director                                           March 27, 2006
C. Whitaker Moore

c/Leon Joseph Pinner, Jr.
--------------------------               Director                                           March 27, 2006
Leon Joseph Pinner, Jr.


--------------------------               Director                                           March __, 2006
Joel A. Smith, III

s/Robert E. Staton, Sr.
--------------------------               Director                                           March 27, 2006
Robert E. Staton, Sr.


--------------------------               Director                                           March __, 2006
William H. Stern


--------------------------               Director                                           March __, 2006
Joe E. Taylor, Jr.

s/Roger B. Whaley
--------------------------               President, Chief Executive Officer, Director       March 27, 2006
Roger B. Whaley

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

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3 Lease between Carolina National Bank & Trust Company and HHB Associates, LLC(1)

          10.4 Lease between Carolina National Bank & Trust Company and Carolina First Bank(1)

          10.5 Lease between Carolina National Bank & Trust Company and Thomas B. Goodkind, et al (3)

          10.6 Lease between Carolina National Bank & Trust Company and MCW-RC-SC- North Pointe, L.L.C.(4)

          10.7                Carolina National Corporation 2003 Stock Option
                              Plan (5)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2005

          21                  Subsidiaries of Carolina National Corporation (5)

          31                  13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Officer and Principal Financial Officer

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004

(4) Incorporated by reference to exhibits to Registrant's Quarterly Report on Form 10-QSB for the year ended September 30, 2005

(5) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003