Form 10QSB
period 2006-03-31
CAROLINA NATIONAL CORP
filed 2006-05-12
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

        2,577,303 shares of common stock, no par value on April 30, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION



                                      Index


PART I - FINANCIAL INFORMATION                                                                             Page No.
------------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005............................3

          Condensed Consolidated Statements of Operations- Three months ended March 31, 2006 and 2005.............4

          Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Three months ended March 31, 2006 and 2005.............................................................5

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005............6

          Notes to Condensed Consolidated Financial Statements....................................................7

Item 2.   Management's Discussion and Analysis or Plan of Operation............................................9-14

Item 3.   Controls and Procedures................................................................................15

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................................16

          Exhibits...............................................................................................16

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                March 31,            December 31,
                                                                                                  2006                   2005
                                                                                                  ----                   ----
Assets                                                                                        (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ......................................................           $   6,354,864            $   3,109,712
    Federal funds sold ...........................................................              20,088,000               17,858,000
                                                                                             -------------            -------------
      Total cash and cash equivalents ............................................              26,442,864               20,967,712
                                                                                             -------------            -------------
  Investment securities
    Securities available for sale ................................................                       -                2,989,688
    Nonmarketable equity securities ..............................................                 562,600                  511,200
                                                                                             -------------            -------------
      Total investment securities ................................................                 562,600                3,500,888
                                                                                             -------------            -------------
  Loans receivable ...............................................................             153,698,603              139,152,300
    Less allowance for loan losses ...............................................               2,032,799                1,882,099
                                                                                             -------------            -------------
      Loans, net .................................................................             151,665,804              137,270,201
                                                                                             -------------            -------------
  Premises, furniture and equipment, net .........................................                 873,367                  923,858
  Accrued interest receivable ....................................................                 735,654                  649,818
  Deferred tax asset .............................................................               1,116,579                1,302,766
  Other assets ...................................................................                 375,542                  241,360
                                                                                             -------------            -------------
      Total assets ...............................................................           $ 181,772,410            $ 164,856,603
                                                                                             =============            =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .....................................           $  15,766,627            $  13,027,867
    Interest-bearing transaction accounts ........................................              11,642,789               13,635,279
    Savings and money market .....................................................              26,646,586               27,582,626
    Time deposits $100,000 and over ..............................................              60,363,908               43,705,039
    Other time deposits ..........................................................              36,319,357               37,794,899
                                                                                             -------------            -------------
      Total deposits .............................................................             150,739,267              135,745,710
                                                                                             -------------            -------------
  Advances from Federal Home Loan Bank ...........................................               1,000,000                1,000,000
  Accrued interest payable .......................................................                 767,112                  905,271
  Other liabilities ..............................................................                 227,294                  837,708
                                                                                             -------------            -------------
      Total liabilities ..........................................................             152,733,673              138,488,689
                                                                                             -------------            -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .....................                       -                        -
  Common stock, no par value, 20,000,000 shares authorized;
    and 2,577,303 shares issued and outstanding ..................................              31,024,869               28,772,288
    Retained deficit .............................................................              (1,986,132)              (2,397,568)
    Accumulated other comprehensive loss .........................................                       -                   (6,806)
                                                                                             -------------            -------------
      Total shareholders' equity .................................................              29,038,737               26,367,914
                                                                                             -------------            -------------
      Total liabilities and shareholders' equity .................................           $ 181,772,410            $ 164,856,603
                                                                                             =============            =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Interest income
  Loans, including fees ..........................................................               $2,684,069               $1,427,738
  Investment securities:
    Taxable ......................................................................                    5,000                   15,000
    Nonmarketable equity securities ..............................................                   20,701                    6,419
  Federal funds sold .............................................................                  149,958                   51,399
                                                                                                 ----------               ----------
      Total ......................................................................                2,859,728                1,500,556
                                                                                                 ----------               ----------
Interest expense
  Time deposits $100,000 and over ................................................                  530,655                  239,852
  Other deposits .................................................................                  523,944                  280,931
  Federal Home Loan Bank advances ................................................                   11,323                        -
  Note payable ...................................................................                        -                   11,037
                                                                                                 ----------               ----------
        Total ....................................................................                1,065,922                  531,820
                                                                                                 ----------               ----------
Net interest income ..............................................................                1,793,806                  968,736
Provision for loan losses ........................................................                  150,700                  146,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                1,643,106                  822,736
                                                                                                 ----------               ----------
Noninterest income
  Service charges on deposit accounts ............................................                   51,359                   37,726
  Residential mortgage origination fees ..........................................                   24,991                   23,928
  Other ..........................................................................                   20,309                   17,789
                                                                                                 ----------               ----------
      Total noninterest income ...................................................                   96,659                   79,443
                                                                                                 ----------               ----------
Noninterest expenses
  Salaries and employee benefits .................................................                  636,812                  465,624
  Net occupancy ..................................................................                  103,576                   71,656
  Furniture and equipment ........................................................                   40,389                   36,841
  Other operating ................................................................                  338,277                  262,424
                                                                                                 ----------               ----------
      Total noninterest expense ..................................................                1,119,054                  836,545
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  620,711                   65,634
Income tax expense ...............................................................                  209,275                   23,735
                                                                                                 ----------               ----------
Net income .......................................................................               $  411,436               $   41,899
                                                                                                 ==========               ==========
Earnings per share
Earnings per share - basic .......................................................               $      .16               $      .03
                                                                                                 ==========               ==========
Earnings per share - diluted .....................................................               $      .15               $      .03
                                                                                                 ==========               ==========
Average shares outstanding - basic ...............................................                2,567,303                1,427,303
                                                                                                 ==========               ==========

Average shares outstanding - diluted .............................................                2,664,898                1,502,529
                                                                                                 ==========               ==========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                         and Comprehensive Income (Loss)
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                           Common Stock                                  Other
                                                           ------------              Retained        Comprehensive
                                                     Shares           Amount          Deficit             Loss             Total
                                                     ------           ------          -------             ----             -----
Balance, December 31, 2004 .................        1,427,303     $ 13,994,796     $ (3,044,801)     $    (24,881)     $ 10,925,114

Net income .................................                -                -           41,899                              41,899

Other comprehensive loss,
  net of tax benefit .......................                -                -                -            (6,806)           (6,806)
                                                                                                                       ------------
Comprehensive income .......................                -                -                                               35,093
                                                    ---------     ------------     ------------      ------------      ------------

Balance, March 31, 2005 ....................        1,427,303     $ 13,994,796     $ (3,002,902)     $    (31,687)     $ 10,960,207
                                                    =========     ============     ============      ============      ============



Balance, December 31, 2005 .................        2,427,303     $ 28,772,288     $ (2,397,568)     $     (6,806)     $ 26,367,914

Issuance of common stock, net ..............          150,000        2,245,344                                            2,245,344
Stock-based employee compensation
  expense ..................................                             7,237                                                7,237
Net income .................................                                            411,436                             411,436
  Other comprehensive income,
  net of tax benefit .......................                                                                6,806             6,806
                                                                                                                       ------------
Comprehensive income .......................                                                                                418,242
                                                    ---------     ------------     ------------      ------------      ------------

Balance, March 31, 2006 ....................        2,577,303     $ 31,024,869     $ (1,986,132)     $          -      $ 29,038,737
                                                    =========     ============     ============      ============      ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                      2006                  2005
                                                                                                      ----                  ----
Cash flows from operating activities
  Net income .........................................................................          $    411,436           $     41,899
  Adjustments to reconcile net loss to net cash provided (used) by operating activities
      Provision for loan losses ......................................................               150,700                146,000
      Depreciation and amortization expense ..........................................                54,203                 41,352
      Deferred income tax expense (benefit) ..........................................               182,681                (13,914)
      Increase in accrued interest receivable ........................................               (85,836)               (25,784)
      Increase (decrease) in accrued interest payable ................................              (138,159)                64,481
      Increase in other assets .......................................................              (134,182)                (6,373)
      Decrease in other liabilities ..................................................              (610,414)               (52,015)
                                                                                                ------------           ------------
        Net cash (used) provided by operating activities .............................              (169,571)               195,646
                                                                                                ------------           ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities .......................................               (51,400)               (73,800)
  Securities called or redeemed ......................................................             3,000,000                      -
  Net increase in loans ..............................................................           (14,546,303)           (12,068,398)
  Purchase of premises, furniture and equipment ......................................                (3,712)               (18,121)
                                                                                                ------------           ------------
      Net cash used by investing activities ..........................................           (11,601,415)           (12,160,319)
                                                                                                ------------           ------------

Cash flows from financing activities
  Net increase (decrease) in demand deposits, interest-bearing
    transaction accounts and savings accounts ........................................              (189,770)             2,786,996
  Net increase in certificates of deposit and
    other time deposits ..............................................................            15,183,327             15,411,164
  Issuance of common stock, net ......................................................             2,252,581                      -
  Net increase in notes payable ......................................................                     -                450,000
                                                                                                ------------           ------------
    Net cash provided by financing activities ........................................            17,246,138             18,648,160
                                                                                                ------------           ------------
Net increase in cash and cash equivalents ............................................             5,475,152              6,683,487
Cash and cash equivalents, beginning of period .......................................            20,967,712              3,381,863
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $ 26,442,864           $ 10,065,350
                                                                                                ============           ============
Cash paid during the period for:
  Income taxes .......................................................................          $      7,542           $      3,472
                                                                                                ============           ============
  Interest ...........................................................................          $    436,969           $    467,339
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2005 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 3 - Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

                         CAROLINA NATIONAL CORPORATION

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                                     Three months ended March 31,
                                                                                                     ----------------------------
                                                                                                       2006                 2005
                                                                                                       ----                 ----
Net income, as reported .................................................................         $     411,436         $   41,899
Add:  Stock-Based employee compensation expense included in
  reported net income, net of related tax effects .......................................                 4,559
Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects ..............                (4,559)           (13,464)
                                                                                                  -------------         ----------
Pro forma net income including stock-based compensation cost
based on fair-value method ..............................................................         $     411,436         $   28,435
                                                                                                  =============         ==========
Earnings (loss) per share:
  Basic - as reported ...................................................................         $         .16         $      .03
                                                                                                  =============         ==========
  Basic - pro forma .....................................................................         $         .16         $      .02
                                                                                                  =============         ==========
  Diluted - as reported .................................................................         $         .15         $      .03
                                                                                                  =============         ==========
  Diluted - pro forma ...................................................................         $         .15         $      .02
                                                                                                  =============         ==========

Note 4 - Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.

                                                                                                  Three months ended March 31,
                                                                                                  ----------------------------
                                                                                                  2006                       2005
                                                                                                  ----                       ----
Net income per share - basic computation:
Net income to common shareholders ............................................               $      411,436               $   41,899
                                                                                             ==============               ==========
Average common shares outstanding - basic ....................................                    2,567,303                1,427,303
                                                                                             ==============               ==========
Basic income per share .......................................................               $          .16               $      .03
                                                                                             ==============               ==========


Net income per share - dilutive computation:
Net income to common shareholders ............................................               $      411,436               $   41,899
                                                                                             ==============               ==========
Average common shares outstanding - dilutive .................................                    2,664,898                1,502,529
                                                                                             ==============               ==========
Dilutive income per share ....................................................               $          .15               $      .03
                                                                                             ==============               ==========

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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank (the "Bank"), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2005 Annual Report on Form 10-KSB.

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income, the major component of the Company's net income was $1,793,806 as compared to $968,736 for the same period in 2005. The improvement in the 2005 period was primarily attributable to increased loan volume, and to the increase in net interest margin. The average yield realized on interest-earning assets was 7.11% and 5.62%, respectively, for the three month periods ended March 31, 2006 and 2005. The average rate paid on interest-bearing liabilities was 3.51% and 2.42%, respectively, for the three month periods ended March 31, 2006 and 2005.

The net interest spread and net interest margin were 3.60% and 4.46%, respectively, for the three month period ended March 31, 2006. The net interest spread and net interest margin were 3.20% and 3.63%, respectively, for the three month period ended March 31, 2005. These increases are primarily the result of changes in interest rates, improved loan pricing and a reduction in the dependency on higher priced certificates of deposit products to fund loans during the 2006 reporting period.

                         CAROLINA NATIONAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2006 and 2005, the provision charged to expense was $150,700 and $146,000, respectively. The allowance for loan losses represents 1.32% and 1.44% of gross loans at March 31, 2006 and 2005, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we rely heavily on the experience of management at other financial institutions and peer group data in formulating our estimates and assumptions. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income for the three month periods ended March 31, 2006 and 2005 was $96,659 and $79,443, respectively. Of this total, $51,359 and $37,726, respectively, was generated from service charges on deposit accounts, which includes NSF fees. The number of deposit transaction accounts increased by 24% over the same period last year resulting in the improved earnings in service charge fees. Fees generated from residential mortgage originations of $23,928 and $24,991 were basically flat for the two reporting periods.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 and 2005 was $1,119,054 and $836,545, respectively. This represents an increase of $282,509, or 34% over the comparable period of 2005. The largest increase, salaries and employee benefits, increased from $465,624 for the three months ended March 31, 2005 to $636,812 for the three months ended March 31, 2006. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the Bank. Net occupancy expense for the three months ended March 31, 2006 was $103,576 as compared to $71,656 for the same period a year earlier. The increase was due primarily to an additional lease and costs associated with a new branch in the northeast area of Richland County. The increase in other operating expenses from 2005 to 2006 is attributable to the overall growth of the bank.

Income Taxes

An income tax expense of $209,275 and $23,735 was recorded for the periods ending March 31, 2006 and 2005, respectively. The increase in income tax expense is a result of the increased income before taxes between the two periods. This represents an effective tax rate of 34% and 36%, respectively.

Net Income

The combination of the above factors resulted in net income of $411,436 and $41,899 for the three months ended March 31, 2006 and 2005, respectively. The net income for 2006 is primarily the result of our increased earning asset base, which is now becoming large enough to support the expenses related to the normal infrastructure of a start up bank, coupled with the increase in the net interest margin. Average earning assets increased by $13,005,740, or 9% from December 31, 2005 to March 31, 2006.

                         CAROLINA NATIONAL CORPORATION

Financial Condition

Assets and Liabilities

During the first three months of 2006, total assets increased $16,915,807, or 10%, when compared to December 31, 2005. Federal funds sold increased to $20,088,000 at March 31, 2006 as a result of an increase in deposits. Total loans increased $14,546,303 or 10%, during the first three months of 2006. Total deposits increased by $14,993,557, or 11% from the December 31, 2005 amount of $135,745,710. Within the deposit area, time deposits increased $15,183,327, or 19%, during the first three months of 2006, savings deposits decreased $936,040, or 3%, while transaction accounts increased $746,270, or 3% during the first three months of 2006.

Investment Securities

Investment securities decreased from $3,500,888 at December 31, 2005 to $562,600 at March 31, 2006 as a result of the maturity of a $3,000,000 bond. As of March 31, 2006, the Company had no marketable investment securities.

Loans

We experienced significant loan growth during the first three months of 2006 as we continued to establish our presence in our marketplace. Gross loans increased $14,546,303, or 10%, during the period. As shown below, the main component of growth in the loan portfolio was real estate secured construction loans which increased 29%, or $7,043,071 from December 31, 2005 to March 31, 2006. Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 are as follows:

                                                   March 31,        December 31,
                                                     2006               2005
                                                     ----               ----
Mortgage loans on real estate:
       Residential 1-4 Family ............       $ 19,002,050       $ 17,501,409
       Commercial ........................         56,894,196         50,513,416
       Construction ......................         31,602,298         24,559,227
       Second Mortgages ..................          1,143,527          1,384,798
       Equity Lines of Credit ............         26,065,731         25,056,638
                                                 ------------       ------------
                                                  134,707,802        119,015,488

Commercial and industrial ................         16,652,547         17,809,622
Consumer .................................          2,282,867          2,305,145
Other ....................................             55,387             22,045
                                                 ------------       ------------

          Total gross loans ..............       $153,698,603       $139,152,300
                                                 ============       ============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2006, the Bank had one criticized loan in the amount of $1,185,284 that was collateralized with real estate. Additionally, we did not have any loans in nonaccrual status or past due for more than 90 days as of March 31, 2006 and December 31, 2005.

                         CAROLINA NATIONAL CORPORATION

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                   Three months ended March 31,
                                                                                                   ----------------------------
                                                                                                    2006                   2005
                                                                                                    ----                   ----
Balance, January 1 .................................................................           $  1,882,099            $  1,332,200
Provision for loan losses for the period ...........................................                150,700                 146,000
Net loans (charged-off) recovered for the period ...................................                      -                       -
                                                                                               ------------            ------------
Balance, end of period .............................................................           $  2,032,799            $  1,478,200
                                                                                               ============            ============
Gross loans outstanding, end of period .............................................           $153,698,603            $102,583,448
Allowance for loan losses to loans outstanding, end of period ......................                   1.32%                   1.44%

Deposits

At March 31, 2006, total deposits had increased by $14,993,557, or 11%, from December 31, 2005. The largest increase was in time deposits, which increased $15,183,327 or 19%, from December 31, 2005 to March 31, 2006. The increase was attributable to the purchase of brokered deposits to fund loan growth. Expressed in percentages, noninterest-bearing deposits increased 21% and interest-bearing deposits increased 10%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 were as follows:

                                                  March 31,      December 31,
                                                    2006             2005
                                                    ----             ----
Noninterest-bearing transaction accounts .....  $ 15,766,627     $ 13,027,867
  Interest-bearing transaction accounts ......    11,642,789       13,635,279
  Savings and money market ...................    26,646,586       27,582,626
  Time deposits $100,000 and over ............    60,363,908       43,705,039
  Other time deposits ........................    36,319,357       37,794,899
                                                ------------     ------------

                                                $150,739,267     $135,745,710
                                                ============     ============

Time deposits of $100,000 and over included brokered deposits of $41,592,000 as of March 31, 2006, and $24,999,000 as of December 31, 2005.

                         CAROLINA NATIONAL CORPORATION

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2006, the Bank had issued commitments to extend credit of $32,073,963 and standby letters of credit of $2,660,444 through various types of commercial lending arrangements. Approximately $32.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

                                                      After One      After Three
                                       Within          Through         Through           Within          Greater
                                         One            Three           Twelve            One             Than
                                        Month           Months          Months            Year           One Year            Total
                                        -----           ------          ------            ----           --------            -----
Unused commitments
  to extend credit ...........      $   419,472      $   984,315      $ 6,767,687      $ 8,171,474      $23,902,489      $32,073,963
Standby letters
  of credit ..................                -                -        2,660,444        2,660,444                -        2,660,444
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Totals ...................      $   419,472      $   984,315      $ 9,428,131      $10,831,918      $23,902,489      $34,734,407
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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 101.29% at March 31, 2006 and 101.76% at December 31, 2005.

As a source of additional liquidity, we have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2006, unused lines of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $16,485,660 as of March 31, 2006. As of March 31, 2006, we had an outstanding balance of $1,000,000 on this line. We also have a line of credit to borrow funds from Chase Bank up to $7,000,000 as of March 31, 2006. As of March 31, 2006, we had no outstanding borrowings on this line.

                         CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity increased from $26,367,914 at December 31, 2005 to $29,038,737 at March 31, 2006. The increase is due to additional stock issued (net of offering costs) totaling $2,252,581, and net income for the period of $411,436. The issuance of additional shares of common stock was the result of the underwriter's election to exercise their over allotment option from the public offering completed in December, 2005.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial position. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses and subordinated debt subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of March 31, 2006, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the Bank exceeded the well capitalized and adequately capitalized requirement as shown in the following table.

                                                                                       Capital Ratios
                                                                                       --------------
                                                                                    Adequately Capitalized          Well Capitalized
(Dollars in thousands)                                             Actual                 Requirement                Requirement
                                                                   ------                 -----------                -----------
                                                             Amount      Ratio         Amount      Ratio         Amount       Ratio
                                                             ------      -----         ------      -----         ------       -----
The Bank
  Total capital (to risk-weighted assets) ..............     $21,304     13.33%       $12,788      8.00%        $15,985      10.00%
  Tier 1 capital (to risk-weighted assets) .............      19,306     12.08%         5,296      4.00%          8,493       6.00%
  Tier 1 capital (to average assets) ...................      19,306     11.63%         5,587      4.00%          7,258       5.00%
The Company
  Total capital (to risk-weighted assets) ..............     $29,923     18.70%       $12,803      8.00%        $   N/A         N/A
  Tier 1 capital (to risk-weighted assets) .............      27,922     17.45%         5,285      4.00%            N/A         N/A
  Tier 1 capital (to average assets) ...................      27,922     15.83%         5,940      4.00%            N/A         N/A

We have a credit facility with Chase Bank which will allow us to borrow up to $7 million, subject to a number of conditions, which we could use to increase the total regulatory capital of the Bank up to 50% of Tier 1 capital. At March 31, 2006, we did not have any monies borrowed on this line of credit.

                         CAROLINA NATIONAL CORPORATION

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2005 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

                         CAROLINA NATIONAL CORPORATION

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

     Exhibit 10.1 - Change of Control Agreement between Carolina National Corporation and Harry R. Brown.

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


                                      By: s/Roger B. Whaley
                                          --------------------------------------
                                          Roger B. Whaley
                                          President & Chief Executive Officer

Date:    May 10, 2006

                                      By: s/Harry R. Brown
                                          --------------------------------------
                                          Harry R. Brown
                                          Chief Financial Officer

Date:    May 10, 2006

                         CAROLINA NATIONAL CORPORATION

Exhibit Index

10.1 Change of Control Agreement between Carolina National Corporation and Harry R. Brown.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.