Form 10QSB
period 2006-06-30
CAROLINA NATIONAL CORP
filed 2006-08-14
CIK 1157648

CAROLINA NATIONAL CORPORATION


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)                        FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

         2,577,303 shares of common stock, no par value on July 31, 2006

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CAROLINA NATIONAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005....................................3

         Condensed Consolidated Statements of Operations -
           Six months ended June 30, 2006 and 2005 and Three months ended June 30, 2006 and 2005........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Six months ended June 30, 2006 and 2005......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005......................6

         Notes to Condensed Consolidated Financial Statements........................................................7-10

Item 2.   Management's Discussion and Analysis or Plan of Operation.................................................11-19

Item 3.   Controls and Procedures......................................................................................20

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........................................................21

Item 6.   Exhibits.....................................................................................................21

             Exhibits..................................................................................................21

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                June 30,               December 31,
                                                                                                  2006                     2005
                                                                                                  ----                     ----
Assets                                                                                        (Unaudited)
  Cash and cash equivalents
    Cash and due from banks ......................................................           $   7,889,178            $   3,109,712
    Federal funds sold ...........................................................               7,467,000               17,858,000
                                                                                             -------------            -------------
      Total cash and cash equivalents ............................................              15,356,178               20,967,712
                                                                                             -------------            -------------
  Investment securities
    Securities available for sale ................................................                       -                2,989,688
    Non-marketable equity securities .............................................                 644,400                  511,200
                                                                                             -------------            -------------
      Total investment securities ................................................                 644,400                3,500,888
                                                                                             -------------            -------------
  Loans receivable, net of unearned income .......................................             165,153,173              139,152,300
    Less allowance for loan losses ...............................................               2,130,900                1,882,099
                                                                                             -------------            -------------
      Loans, net .................................................................             163,022,273              137,270,201
                                                                                             -------------            -------------
  Premises, furniture and equipment, net .........................................                 901,533                  923,858
  Accrued interest receivable ....................................................                 854,489                  649,818
  Other assets ...................................................................               1,350,101                1,544,126
                                                                                             -------------            -------------
      Total assets ...............................................................           $ 182,128,974            $ 164,856,603
                                                                                             =============            =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .....................................           $  16,338,879            $  13,027,867
    Interest-bearing transaction accounts ........................................              10,651,873               13,635,279
    Savings and money market .....................................................              23,904,309               27,582,626
    Time deposits $100,000 and over ..............................................              60,340,536               43,705,039
    Other time deposits ..........................................................              39,139,250               37,794,899
                                                                                             -------------            -------------
      Total deposits .............................................................             150,374,847              135,745,710
                                                                                             -------------            -------------
  Advances from Federal Home Loan Bank ...........................................               1,000,000                1,000,000
  Accrued interest payable .......................................................                 958,007                  905,271
  Other liabilities ..............................................................                 172,430                  837,708
                                                                                             -------------            -------------
      Total liabilities ..........................................................             152,505,284              138,488,689
                                                                                             -------------            -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .....................                       -                        -
  Common stock, no par value, 20,000,000 shares authorized;
    and 2,577,303 shares issued and outstanding ..................................              31,032,107               28,772,288
    Retained deficit .............................................................              (1,408,417)              (2,397,568)
    Accumulated other comprehensive loss .........................................                       -                   (6,806)
                                                                                             -------------            -------------
        Total shareholders' equity ...............................................              29,623,690               26,367,914
                                                                                             -------------            -------------
      Total liabilities and shareholders' equity .................................           $ 182,128,974            $ 164,856,603
                                                                                             =============            =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                            Six Months Ended                 Three Months Ended
                                                                                 June 30,                          June 30,
                                                                                 --------                          --------
                                                                         2006              2005              2006             2005
                                                                         ----              ----              ----             ----
Interest income
  Loans, including fees ........................................       $5,744,161       $3,183,426       $3,060,092       $1,755,688
  Investment securities:
    Taxable ....................................................            5,000           30,000                -           15,000
    Non-marketable equity securities ...........................           44,042            9,524           23,341            3,105
Federal funds sold .............................................          318,465          104,360          168,508           52,961
                                                                       ----------       ----------       ----------       ----------
      Total ....................................................        6,111,668        3,327,310        3,251,941        1,826,754
                                                                       ----------       ----------       ----------       ----------
Interest expense
  Time deposits $100,000 and over ..............................        1,187,151          528,438          656,495          288,586
  Other deposits ...............................................        1,115,355          640,051          591,412          359,120
  Note payable .................................................           22,365           31,605           11,041           20,568
                                                                       ----------       ----------       ----------       ----------
      Total ....................................................        2,324,871        1,200,094        1,258,948          668,274
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................        3,786,797        2,127,216        1,992,993        1,158,480
Provision for loan losses ......................................          251,023          311,900          100,323          165,900
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............        3,535,774        1,815,316        1,892,670          992,580
                                                                       ----------       ----------       ----------       ----------
Noninterest income
  Service charges on deposit accounts ..........................          109,920           82,613           58,561           44,887
  Residential mortgage origination fees ........................           54,124           45,542           29,133           21,614
  Other ........................................................           42,862           34,989           22,553           17,200
                                                                       ----------       ----------       ----------       ----------
      Total noninterest income .................................          206,906          163,144          110,247           83,701
                                                                       ----------       ----------       ----------       ----------
Noninterest expenses
  Salaries and employee benefits ...............................        1,159,374        1,023,683          522,561          558,059
  Net occupancy ................................................          214,801          155,051          111,222           83,395
  Furniture and equipment ......................................           81,274           66,504           40,888           29,663
  Other operating ..............................................          793,855          491,241          455,579          228,817
                                                                       ----------       ----------       ----------       ----------
      Total noninterest expense ................................        2,249,304        1,736,479        1,130,250          899,934
                                                                       ----------       ----------       ----------       ----------
Income before income taxes .....................................        1,493,376          241,981          872,667          176,347
Income tax expense .............................................          504,225           89,286          294,950           65,551
                                                                       ----------       ----------       ----------       ----------
Net income .....................................................       $  989,151       $  152,695       $  577,717       $  110,796
                                                                       ==========       ==========       ==========       ==========
Earnings per share
Basic earnings per share .......................................       $      .38       $      .11       $      .22       $      .08
                                                                       ==========       ==========       ==========       ==========
Diluted earnings per share .....................................       $      .37       $      .10       $      .22       $      .07
                                                                       ==========       ==========       ==========       ==========
Average shares outstanding - basic .............................       $2,572,331       $1,427,303       $2,577,303       $1,427,303
                                                                       ==========       ==========       ==========       ==========
Average shares outstanding - diluted ...........................       $2,654,636       $1,502,529       $2,659,656       $1,502,529
                                                                       ==========       ==========       ==========       ==========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

         Condensed Consolidated Statements of Changes in Shareholders'
                         Equity and Comprehensive Income
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                    Accumulated
                                                      Common Stock                                     Other
                                                      ------------                Retained         Comprehensive
                                               Shares             Amount           Deficit          Income, (loss)        Total
                                               ------             ------           -------          --------------        -----
Balance, December 31, 2004 ............         1,427,303      $ 13,994,796      $ (3,044,801)      $    (24,881)      $ 10,925,114

Net income ............................                 -                 -           152,695                  -            152,695
Other comprehensive ( loss),
  net of tax benefit ..................                 -                 -                 -               (619)              (619)
                                                                                                                       ------------

Comprehensive income ..................                 -                 -                 -                  -            152,076
                                             ------------      ------------      ------------       ------------       ------------

Balance, June 30, 2005 ................         1,427,303      $ 13,994,796      $ (2,892,106)      $    (25,500)      $ 11,077,190
                                             ============      ============      ============       ============       ============

Balance, December 31, 2005 ............         2,427,303      $ 28,772,288      $ (2,397,568)      $     (6,806)      $ 26,367,914

Issuance of common stock, net .........           150,000         2,245,344                                               2,245,344

Stock-based compensation
    expense ...........................                              14,475                                                  14,475

Net income ............................                                               989,151                               989,151
Other comprehensive income,
  net of tax benefit ..................                                                                    6,806              6,806


Comprehensive income ..................                 -                                                                 1,010,432
                                             ------------      ------------      ------------       ------------       ------------

Balance, June 30, 2006 ................         2,577,303      $ 31,032,107      $ (1,408,417)      $          -       $ 29,623,690
                                             ============      ============      ============       ============       ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                        2006                2005
                                                                                                        ----                ----
Cash flows from operating activities
    Adjustments to reconcile net income to net cash provided by operating activities
      Net income .............................................................................      $    989,151       $    152,695
      Provision for loan losses ..............................................................           251,023            311,900
      Depreciation and amortization expense ..................................................           108,902             82,608
      Deferred income tax expense (benefit) ..................................................           256,827             84,514
      Increase in accrued interest receivable ................................................          (204,671)           (89,177)
      Increase in accrued interest payable ...................................................            52,736            298,002
      Decrease (increase) in other assets ....................................................           (62,806)           (19,630)
      Decrease (increase) in other liabilities ...............................................          (665,278)            12,266
                                                                                                    ------------       ------------
        Net cash provided by operating activities ............................................           725,884            833,178
                                                                                                    ------------       ------------
Cash flows from investing activities
  Purchases of non-marketable equity securities ..............................................          (133,200)           (73,800)
  Securities called or redeemed ..............................................................         2,996,495                  -
  Net increase in loans ......................................................................       (26,003,091)       (26,139,957)
  Purchase of premises, furniture and equipment ..............................................           (86,577)           (56,286)
                                                                                                    ------------       ------------
    Net cash used by investing activities ....................................................       (23,226,373)       (26,270,043)
                                                                                                    ------------       ------------
Cash flows from financing activities
  Issuance of common stock, net ..............................................................         2,245,344                  -
  Stock-based compensation expense ......... .................................................            14,475
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ................................................        (3,350,710)        10,576,597
  Net increase in certificates of deposit and
    other time deposits ......................................................................        17,979,846         23,980,188
  Net increase in note payable ...............................................................                 -          1,550,000
                                                                                                    ------------       ------------
    Net cash provided by financing activities ................................................        16,888,955         36,106,785
                                                                                                    ------------       ------------
Net decrease (increase) in cash and cash equivalents .........................................        (5,611,534)        10,669,920
Cash and cash equivalents, beginning of period ...............................................        20,967,712          3,381,863
                                                                                                    ------------       ------------
Cash and cash equivalents, end of period .....................................................      $ 15,356,178       $ 14,051,783
                                                                                                    ============       ============
Cash paid during the period
  Income taxes ...............................................................................      $    265,344       $      4,222
                                                                                                    ============       ============
  Interest ...................................................................................      $  2,272,135       $    794,054
                                                                                                    ============       ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005, are unaudited. In the opinion of management they include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information for December 31, 2005 has been derived from the audited financial statements of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2005 Annual Report on Form 10-KSB.


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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                   2006              2005
                                                                                                   ----              ----
Net income, as reported .................................................................        $  989,151        $   152,695
Add:  Stock-based employee compensation expense included in
  reported net income, net of related income tax effects ................................             9,119                  -

Deduct:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects ..............            (9,119)           (26,930)
                                                                                                 ----------        -----------
Pro forma net income ....................................................................        $  989,151        $   125,765
                                                                                                 ==========        ===========
Earnings per share:
   Basic - as reported ..................................................................        $      .38        $       .11
                                                                                                 ==========        ===========
   Basic - pro forma ....................................................................        $      .38        $       .09
                                                                                                 ==========        ===========
   Diluted - as reported ................................................................        $      .37        $       .10
                                                                                                 ==========        ===========
   Diluted - pro forma ..................................................................        $      .37        $       .08
                                                                                                 ==========        ===========

                                                                                                      Three Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                     2006               2005
                                                                                                     ----               ----
Net income, as reported ..................................................................        $  577,717        $   110,976
Add:  Stock-based employee compensation expense included in
   reported net income, net of related income tax effects ................................             4,560                  -


  Deduct:  Total stock-based employee compensation expense determined
    under fair value base method for all awards, net of related tax effects ..............            (4,560)           (13,465)
                                                                                                  ----------        -----------
Pro forma net income .....................................................................        $  577,717        $    97,511
                                                                                                  ==========        ===========
Earnings per share:
   Basic - as reported ...................................................................        $      .22        $       .08
                                                                                                  ==========        ===========
   Basic - pro forma .....................................................................        $      .22        $       .07
                                                                                                  ==========        ===========
   Diluted - as reported .................................................................        $      .22        $       .07
                                                                                                  ==========        ===========
     Diluted - pro forma .................................................................        $      .22        $       .06
                                                                                                  ==========        ===========

                          CAROLINA NATIONAL CORPORATION

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

                                                           Six Months Ended
                                                                June 30,
                                                                --------
                                                          2006           2005
                                                          ----           ----
Net income per share - basic computation:
Net income to common shareholders ..............    $      989,151    $  152,695
                                                    ==============    ==========
Average common shares outstanding - basic ......         2,572,331     1,427,303
                                                    ==============    ==========
Basic income per share .........................    $          .38    $      .11
                                                    ==============    ==========


Net income per share - dilutive computation:
Net income to common shareholders ..............    $      989,151    $  152,695
                                                    ==============    ==========
Average common shares outstanding - dilutive ...         2,654,636     1,502,529
                                                    ==============    ==========
Dilutive income per share ......................    $          .37    $      .09
                                                    ==============    ==========

                                                         Three Months Ended
                                                               June 30,
                                                               --------
                                                          2006            2005
                                                          ----            ----
Net income per share - basic computation:
Net income to common shareholders ..............    $      577,717    $  110,976
                                                    ==============    ==========
Average common shares outstanding - basic ......         2,577,303     1,427,303
                                                    ==============    ==========
Basic income per share .........................    $          .22    $      .08
                                                    ==============    ==========


Net income per share - dilutive computation:
Net income to common shareholders ..............    $      577,717    $  110,976
                                                    ==============    ==========
Average common shares outstanding - dilutive ...         2,659,656     1,502,529
                                                    ==============    ==========
Dilutive income per share ......................    $          .22    $      .07
                                                    ==============    ==========

                          CAROLINA NATIONAL CORPORATION

Note 5 - Stock Compensation Plan

Under the terms of an employment agreement with the Company's Chief Executive Officer (CEO), stock options were granted to him as part of his compensation and benefits package. Under the agreement, the CEO was granted 64,701 stock options on July 15, 2002. These options vest at a rate of 20% per year for five years, beginning with the grant date. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

On April 23, 2003 the Company established the Carolina National Corporation 2003 Stock Option Plan, ("Stock Plan") that provides for the granting of options to purchase up to 129,402 shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of the stock options granted is determined by the fair market value of the common stock at the time of the grant. As of June 30, 2006, there were 101,602 shares available for grant.

There were no options granted during the six months ended June 30, 2006. There were 4,200 options granted during the six months ended June 30, 2005, with an exercise price of $13.50 and a vesting period of three years.

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 and 2005 grants:

                                                     2006             2005
                                                     ----             ----
Dividend yield ................................      0.00%            0.00%
Expected volatility ...........................         -            24.98%
Risk-free interest rate .......................         -             4.05%
Expected life .................................         -                7

There was no activity under the stock option plan for the three months ending June 30, 2006 and 2005.

Options Exercisable at June 30, 2006

The following is a summary of the activity under the stock option plan for the three months ending June 30, 2006 and 2005.

                                                                       2006                         2005
                                                                       ----                         ----
                                                                              Weighted                     Weighted
                                                                               Average                      Average
                                                                              Exercise                     Exercise
                                                                 Shares         Price        Shares          Price
                                                                 ------         -----        ------          -----
Outstanding at beginning of the period ..................        27,800      $   10.00       25,600       $   10.00
Granted .................................................             -                       4,200           13.50
Forfeited ...............................................             -                           -
                                                                 ------                     ------
Outstanding at the end of the period ....................        27,800                     29,800
                                                                 ======                     ======

The following is a summary of the activity under the stock option plan for the six months ending June 30, 2006 and 2005.

                                                                        2006                        2005
                                                                        ----                        ----
                                                                             Weighted                     Weighted
                                                                              Average                      Average
                                                                             Exercise                     Exercise
                                                                 Shares        Price         Shares         Price
                                                                 ------        -----         ------         -----
     Outstanding at beginning of the period ...............      29,800    $   10.00         25,600     $   10.00
     Granted ..............................................           -                       4,200         13.50
     Forfeited ............................................       2,000        13.50              -
                                                                -------                     -------
     Outstanding at the end of the period .................      27,800                      29,800
                                                                =======                     =======

The Directors of the Company received an aggregate total of 200,555 stock warrants, or approximately one stock warrant for each one share of the Company's common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company's common stock for $10.00. As of June 30, 2006, all warrants were fully vested. All unexercised warrants will expire on December 31, 2012.

During the six months ending June 30, 2006, no warrants were exercised. There were no warrants exercised during the six months ending June 30, 2005. No warrants were granted or forfeited in either year. There were 200,555 warrants outstanding at June 30, 2006.

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

                              Results of Operations
Net Interest Income

For the six months ended June 30, 2006, net interest income, the major component of the Company's net income, was $3,786,797, as compared to $2,127,216 for the same period in 2005. For the three months ended June 30, 2006, net interest income was $1,992,993, compared to $1,158,480 for the same period in 2005. For the six months ended June 30, 2006, interest income from loans, including fees, was $5,744,161, compared to $3,183,426 for the same period in 2005. For the three months ended June 30, 2006, interest income from loans, including fees, was $3,060,092, compared to $1,755,688 for the same period in 2005. The improvement in the 2006 period was primarily due to the Company's continued growth of its loan portfolio, and to the improvement in the net interest margin.

Interest expense for the six months ended June 30, 2006 was $2,324,871, compared to $1,200,094 for the same period in 2005. Interest expense for the three months ended June 30, 2006 was $1,258,948, compared to $688,274 for the same period in 2005. The increase in interest expense for the six month and three month periods in 2006 over the same periods in the prior year was primarily the result of an increase in certificate of deposit balances used to support the growth in loans and to increased rates paid on deposits..

The  average  rate  realized  on  interest-earning  assets  was 7.25% and 5.79%, respectively, for the six month periods ended June 30, 2006 and 2005. The average rate paid on interest-bearing liabilities was 3.57% and 2.51%, respectively, for the six month periods ended June 30, 2006 and 2005. These changes in rates were due to multiple changes in the prime rate resulting from the Federal Reserve Board's increasing its target rates for Federal Funds during this reporting period. The prime rate is frequently used in banking to price its loans and deposits.

The net interest spread and net interest margin were 3.68% and 4.30%, respectively, for the six month period ended June 30, 2006. The net interest spread and net interest margin were 3.46% and 3.92%, respectively, for the six month period ended June 30, 2005. For the three month period ended June 30, 2006 and 2005, the net interest spread was 4.03% and 3.46%, respectively. For the three month period ended June 30, 2006 and 2005, the net interest margin was 4.69% and 3.92%, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2006 and 2005, the provision charged to expense was $251,023 and $311,900, respectively. For the three months ended June 30, 2006 and 2005, the provision for loan losses was $100,323 and $165,900, respectively. The allowance for loan losses represents 1.29% and 1.41% of gross loans at June 30, 2006 and 2005, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we had a limited operating history, we relied heavily on peer group data to formulate our provision estimates in prior reporting periods, however, management now believes the initial portfolio has begun to reach maturity and that our loss experience and underwriting process warrants a change in the estimate of the provision to more closely reflect the experience of our loan portfolio. As a result, the provision expense for the first six months of 2006 reflects this change. However, management is aware that there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                          CAROLINA NATIONAL CORPORATION

Noninterest Income

Noninterest income during the six month periods ended June 30, 2006 and 2005 was $206,906 and $163,144, respectively. Of this total, $109,920 and $82,613, respectively, was generated from service charges on deposit accounts, which includes NSF fees and $54,124 and $45,542, respectively, was generated from residential mortgage loan origination fees. For the three month periods ending June 30, 2006 and 2005, noninterest income was $110,247and $83,701, respectively. Of this total, $29,133 and $21,614, respectively, was generated from residential mortgage loan origination fees. Service charges on deposit accounts, which includes NSF fees, were $58,561 for the three months ended June 30, 2006 as compared to $44,887 for the same period in 2005. The increase in service charges on deposit accounts for the periods reported was the result of increased deposit account volume. Mortgage loan origination fees remained basically flat as rates continued to rise during the reporting period.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 and 2005 was $2,249,304 and $1,736,479, respectively. This represents an increase of $512,825, or 29.5% over the comparable period of 2005. For the quarter ended June 30, 2006, noninterest expense was $1,130,250, as compared to $899,934 for the same period in 2005. Salaries and employee benefits, increased from $1,023,683 for the six months ended June 30, 2005 to $1,159,374 for the six months ended June 30, 2006, while the same category decreased from $558,059 for the three months ended June 30, 2005 to $522,561 for the same three month period of 2006. The increase for the first six month period is primarily attributable to the hiring of additional staff to meet the growing needs of the bank as well as the addition of staff to support a new branch which opened in the last quarter of 2005. The decline in salaries and wages for the two quarters was due to $53,000 in expense related to the recruitment and relocation of a new Chief Financial Officer in the second quarter of 2005. Net occupancy expense for the six months ended June 30, 2006 was $214,801 as compared to $155,051 for the same period a year earlier, largely as a result of the addition of a new branch location during the fourth quarter of 2005. Other operating expenses increased from $491,241 to $793,855 for the six month periods ending June 30, 2005 and 2006, respectively. Other operating expenses for the three month period ended June 30, 2006 increased to $455,579 from $228,817 reported for the same period last year. The major categories of expenses responsible for the increase in other operating expenses for both the six month period and the three month period ended June 30, 2006 were: loan expense increased by $41,314 for the six month period and $24,619 for the three month period due to increased loan production during the reporting periods, advertising expense increased by $27,405 for the six month period and $17,913 for the three month period as the company continues to focus on growth and recognition in its market area. In addition, data processing expenses increased by $30,229 for the six month period and $20,786 for the three month period, consulting fees increased $20,933 for the first six months of 2006 over the same period of 2005 and $20,583 for the second quarter of 2006 versus the second quarter of 2005, legal expenses increased by $15,774 for the first six months of 2006 over the same six month period of 2005, and $38,106 for the three month period ended June 30, 2006 versus the same period in 2005 and accounting and audit expenses increased by $21,733 during the first six months of 2006 over the first six months of 2005 and $28,483 for the second quarter of 2006 over the second quarter of 2005. The increase in data processing expenses for the first six months and second quarter of 2006 were primarily due to the redesign of our bank's webpage as well as additional support for our new branch location which opened during the fourth quarter of 2005. The increase in consulting fees for the second quarter of 2006 was largely due to the engagement of a firm to perform a compensation review for the company. Legal expenses increased during the two reporting periods primarily as a result of a turnover in the CFO position during the first quarter of 2006, creating a need for additional services to assist in the preparation of the annual report, proxy statement and annual meeting. Accounting and auditing expenses increased as a result of additional costs associated with being a public company.

Income Taxes

 Income tax expense of $504,225 and $294,950 was recorded for the six and three month periods ending June 30, 2006, respectively. This compares to income tax expenses of $89,286 and $65,551 for the six and three month periods in 2005, respectively. This represents an effective tax rate of 34% and 37% for the six month periods ending June 30, 2006 and 2005, respectively.

                          CAROLINA NATIONAL CORPORATION

Net Income

The combination of the above factors resulted in net income of $989,151 for the six months ended June 30, 2006 as compared to net income of $152,695 for the same period in 2005. The net income for 2006 is primarily the result of our increased earning asset base and the increase in net interest margin. The lower earnings reported in 2005 was primarily due to a lower base of earning assets to support expenses associated with operating two full service branches and the funding our provision for loan losses during the period. The net income before taxes of $1,493,376 was offset by income tax expenses of $504,225 for the six months ended June 30, 2006. The net income before taxes of $241,981 was offset by the income tax expense of $89,286 for the six months ended June 30, 2005. The net income for the three months ended June 30, 2006 was $577,717, as compared to net income of $110,796 for the same period in 2005.

Financial Condition

Assets and Liabilities

During the first six months of 2006, as we continued to build our business, total assets increased $17,272,371, or 10.5%, when compared to December 31, 2005. Total loans increased $25,752,072, or 18.8%, during the first six months of 2006. Total deposits also increased $14,629,137, or 10.8%, from the December 31, 2005 amount of $135,745,710. Time deposits increased $17,979,848, or 22.1%
during the first six months of 2006, while savings deposits decreased $3,678,317, or 13.3%, during the same period. Transaction accounts of $26,990,752 were basically flat at June 30, 2006 as compared to the December 31, 2005 balance of $26,663,146, but noninterest bearing deposits increased from 48.9% of the total at December 31, 2005 to 60.5% at June 30, 2006.. The decline in savings deposits during the first six months of 2006 were the result of several large deposit accounts acquired during the latter part of the fourth quarter of 2005, which were used to support various campaign activities during the first six months of 2006.

Investment Securities

Investment securities declined from $3,500,888 at December 31, 2005 to $644,400 at June 30, 2006. The decline of the balance was due to the maturity of the securities available for sale during the first six months of 2006, and the decision by management to utilize the funds to support the loan production during the period. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2006 and December 31, 2005.

Loans

We experienced significant loan growth during the first six months of 2006 as we continued to work to establish our presence in the marketplace. Gross loans, net of unearned income, increased $26,000,873, or 18.8%, during the period. As shown below, the largest category of the loan portfolio was mortgage loans for commercial properties, which increased 25.0%, or $12,628,172, from December 31, 2005 to June 30, 2006. Balances within the major loans receivable categories at June 30, 2006 and December 31, 2005 are as follows:

                                                        June 30,    December 31,
                                                          2006         2005
                                                          ----         ----
Mortgage loans on real estate:
       Residential 1-4 Family ....................   $ 17,872,506   $ 17,501,409
       Commercial ................................     63,141,588     50,513,416
       Construction ..............................     35,274,465     24,559,227
       Second Mortgage loans .....................      1,468,506      1,384,798
       Equity Lines of Credit ....................     27,725,437     25,056,638
                                                     ------------   ------------
                                                      145,482,502    119,015,488
Commercial and industrial ........................     17,343,880     17,809,622
Consumer .........................................      2,326,791      2,305,145
Other ............................................              -         22,045
                                                     ------------   ------------
          Total loans, net of unearned income ....   $165,153,173   $139,152,300
                                                     ============   ============

                          CAROLINA NATIONAL CORPORATION

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2006, and December 31, 2005, the Bank had one criticized loan with a balance of $1,214,445 at December 31, 2005 and $1,163,377 at June 30, 2006 which is collateralized with real estate. We did not have any loans in non-accrual status or loans past due for more than 90 days at June 30, 2006 and December 31, 2005.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                    Six Months Ended
                                                                                                          June 30,
                                                                                                          --------
                                                                                                2006                        2005
                                                                                                ----                        ----
Balance, January 1 ..............................................................           $   1,882,099             $   1,332,200
Provision for loan losses for the period ........................................                 251,023                   311,900
Net loans (charged-off) recovered for the period ................................                  (2,222)                        -
                                                                                            -------------             -------------
Balance, end of period ..........................................................           $   2,130,900             $   1,644,100
                                                                                            =============             =============
Gross loans outstanding, end of period ..........................................           $ 165,153,173             $ 116,361,306
Allowance for loan losses to loans outstanding, end of period ...................                    1.29%                     1.41%

Deposits

At June 30, 2006, total deposits had increased by $14,629,138, or 10.8%, from December 31, 2005. The largest increase was in time deposits, which increased $17,979,848, or 22.1%, from December 31, 2005 to June 30, 2006. The increase was attributable the purchase of brokered deposits to support the loan growth experienced during the reporting period. Expressed in percentages, noninterest-bearing deposits increased 25.4%, while interest-bearing deposits decreased 21.9%. At June 30, 2006, brokered deposits totaled $43,620,000, which represents a 74.5% increase over the December 31, 2005 brokered deposits total of $24,999,000. Of the brokered CD's currently outstanding, approximately
$7,000,000 will mature within the next six months, $10,000,000 will mature during the first six months of 2007, $9,000,000 in the second six months of 2007, $9,000,000 during the first six months of 2008, $3,000,000 in the second six months of 2008, and the remaining balance of $4,000,000 within the first eight months of 2009. Management is currently focusing on plans to attract local deposits and in particular transaction deposits to replace these funds as they mature. Management believes that the current maturity schedule of the brokered CD's allows them ample time to execute those plans.

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 are as follows:
                                                     June 30,       December 31,
                                                      2006              2005
                                                      ----              ----
Noninterest-bearing demand deposits ........      $ 16,338,879      $ 13,027,866
Interest-bearing demand deposits ...........        10,651,873        13,635,279
Savings and money market ...................        23,904,309        27,582,626
Time deposits $100,000 and over ............        60,340,536        43,705,039
Other time deposits ........................        39,139,250        37,794,899
                                                  ------------      ------------
   Total deposits ..........................      $150,374,847      $135,745,710
                                                  ============      ============

                          CAROLINA NATIONAL CORPORATION

Note Payable

The Company has a $10,000,000 line of credit with Chase Bank with a variable interest rate based on the 30 day LIBOR plus 150 basis points. As of June 30, 2006, no funds have been drawn on this line. The line of credit matures in May, 2008.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $32,950,282 and standby letters of credit of $2,595,500 through various types of commercial lending arrangements. Approximately $32,826,503 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006:

                                                                  After One     After Three
                                                     Within        Through        Through      Within       Greater
                                                       One         Three          Twelve        One           Than
                                                      Month        Months          Months      Year          One Year       Total
                                                      -----        ------          ------      ----          --------       -----
Unused commitments to extend credit ............   $   533,353   $ 1,293,673   $ 5,805,500   $ 7,632,526   $25,317,756   $32,950,282
Standby letters of credit ......................             -        62,500     2,533,000     2,595,500             -     2,595,500
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $   533,353   $ 1,356,173   $ 8,338,500   $10,228,026   $25,317,756   $35,545,782
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

Liquidity

We meet our liquidity needs by structuring aggregate maturity terms of loans and investments to coincide with aggregate maturity terms of funding sources while maintaining sufficient excess funds for unplanned contingencies. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 109.1% at June 30, 2006 and 101.8% at December 31, 2005. This decline in liquidity is the result of utilizing federal funds sold to support loan growth during the first six months of 2006.

Federal funds sold which totaled $7,467,000 at June 30, 2006, are a ready source of liquidity. We have a short term line of credit available with a correspondent bank to purchase federal funds for periods from one to fourteen days. At June 30, 2006, the unused federal funds borrowing line of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $18,177,241 at June 30, 2006. At June 30, 2006, we had an outstanding balance of $1,000,000 on our line of credit with the Federal Home Loan Bank at Atlanta. We also had a line of credit to borrow funds from Chase Bank up to $10,000,000 as of June 30, 2006. No funds are borrowed on this line of credit.

                          CAROLINA NATIONAL CORPORATION

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

Capital Resources

Total shareholders' equity increased from $26,367,914 at December 31, 2005 to $29,623,690, at June 30, 2006. The increase is primarily due to the net income for the period of $989,151 and the issuance of an additional 150,000 shares of common stock for a net of $2,245,344 during the first quarter of 2006.

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

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The leverage ratio for the bank at June 30, 2006 was 9.91%.

                          CAROLINA NATIONAL CORPORATION

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of June 30, 2006, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the Bank exceeded the well capitalized and adequately capitalized requirement as shown in the following table.

                                                                                     Capital Ratios
                                                                                     --------------
                                                                                    Adequately Capitalized      Well Capitalized
(Dollars in thousands)                                            Actual                Requirement                Requirement
                                                                  ------                -----------                -----------
                                                           Amount        Ratio       Amount       Ratio       Amount        Ratio
                                                           ------        -----       ------       -----       ------        -----
The Bank
  Total capital (to risk-weighted assets) ..............  $22,094        11.89%     $13,453        8.00%     $16,816       10.00%
  Tier 1 capital (to risk-weighted assets) .............   19,992        13.14%       5,705        4.00%       9,069        6.00%
  Tier 1 capital (to average assets) ...................   19,992        11.27%       7,050        4.00%       9,068        5.00%
The Company
  Total capital (to risk-weighted assets) ..............  $30,707        18.24%     $13,453        8.00%     $   N/A         N/A
  Tier 1 capital (to risk-weighted assets) .............   28,603        16.99%       5,705        4.00%         N/A         N/A
  Tier 1 capital (to average assets) ...................   28,603        14.17%       7,050        4.00%         N/A         N/A

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

                          CAROLINA NATIONAL CORPORATION

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 1, 2006. Four directors were elected to three year terms, with the result of voting as follows:

      Name                    Votes For     Votes Withheld    Broker Non-votes
      ----                    ---------     --------------    ----------------
      Charlotte J. Berry      2,066,305          2,500                -
      I. S. Leevy  Johnson    2,064,905          3,900                -
      C. Whitaker Moore       2,067,305          1,500                -
      William H. Stern        2,067,040          1,765                -

     The following directors' terms continued after the Annual Meeting:  William
     P. Cate (2007), Angus B. Lafaye (2007), Leon Joseph Pinner, Jr. (2007), Joe
     E. Taylor, Jr. (2007), Roger B. Whaley (2007), Charlotte J. Berry (2006), Kirkman Finlay, III (2008), R. C. McEntire, Jr (2008), Joel A. Smith, III
     (2008), and Robert E. Staton (2008) .

Item 6.  Exhibits

     Exhibit 10.1 - Change of Control Agreement between Carolina National Corporation and Harry R. Brown (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006).

     Exhibit 10.2 - Deferred fee plan for members of the board of directors of the Registrant and its subsidiary, Carolina National Bank and Trust
     Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to the Registrants Current Report on Form 8-K filed April 28, 2006).

     Exhibit 10.3 - Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary, Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006).

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



                                    By: s/Roger B. Whaley
                                       -----------------------------------------
                                       Roger B. Whaley
                                       President & Chief Executive Officer

Date:    August 11, 2006,           By: s/Harry Brown
                                       -----------------------------------
                                       Harry Brown
                                       Chief Financial Officer

                          CAROLINA NATIONAL CORPORATION

                                  EXHIBIT INDEX

10.1 Change of Control Agreement between Carolina National Corporation and Harry
     R. Brown ( incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006).

10.2 Deferred fee plan for members of the board of directors of the Registrant and its subsidiary, Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to the Registrants Current Report on Form 8-K filed April 28, 2006) .

10.3 Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006).

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