Form 10QSB
period 2006-09-30
CAROLINA NATIONAL CORP
filed 2006-11-13
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

      2,577,303 shares of common stock, no par value as of October 31, 2006

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          CAROLINA NATIONAL CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                  Page No.
------------------------------                                                                                  --------

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005...............................3

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2006 and 2005 and Three months ended September 30, 2006 and 2005.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Nine months ended September 30, 2006 and 2005................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005................6

         Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.   Management's Discussion and Analysis or Plan of Operation.................................................13-20

Item 3.   Controls and Procedures......................................................................................21

PART II - OTHER INFORMATION

Item 6.   Exhibits.....................................................................................................22

         (a) Exhibits...............................................................................................22-28

                          CAROLINA NATIONAL CORPORATION


                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                September 30,         December 31,
                                                                                                    2006                  2005
                                                                                                    ----                  ----
Assets                                                                                           (Unaudited)             (Audited)
  Cash and cash equivalents
    Cash and due from banks ..........................................................         $   5,676,109          $   3,109,712
    Federal funds sold ...............................................................            12,435,000             17,858,000
                                                                                               -------------          -------------
      Total cash and cash equivalents ................................................            18,111,109             20,967,712
                                                                                               -------------          -------------
  Investment securities
    Securities available for sale ....................................................                     -              2,989,688
    Nonmarketable equity securities ..................................................               644,400                511,200
                                                                                               -------------          -------------
      Total investment securities ....................................................               644,400              3,500,888
                                                                                               -------------          -------------
  Loans receivable, net of unearned income ...........................................           176,151,799            139,152,300
    Less allowance for loan losses ...................................................             2,219,600              1,882,099
                                                                                               -------------          -------------
      Loans, net .....................................................................           173,932,199            137,270,201
                                                                                               -------------          -------------
  Premises, furniture and equipment, net .............................................             1,215,455                923,858
  Accrued interest receivable ........................................................               926,361                649,818
  Other assets .......................................................................             1,351,852              1,544,126
                                                                                               -------------          -------------
      Total assets ...................................................................         $ 196,181,376          $ 164,856,603
                                                                                               =============          =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts .........................................         $  17,030,122          $  13,027,867
    Interest-bearing transaction accounts ............................................            10,029,372             13,635,279
    Savings and money market .........................................................            31,958,353             27,582,626
    Time deposits $100,000 and over ..................................................            58,755,211             43,705,039
    Other time deposits ..............................................................            45,917,404             37,794,899
                                                                                               -------------          -------------
      Total deposits .................................................................           163,690,462            135,745,710
                                                                                               -------------          -------------
  Advances from Federal Home Loan Bank ...............................................             1,000,000              1,000,000

  Accrued interest payable ...........................................................             1,141,446                905,271
  Other liabilities ..................................................................               188,643                837,708
                                                                                               -------------          -------------
      Total liabilities ..............................................................           166,020,551            138,488,689
                                                                                               -------------          -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued .........................                     -
  Common stock, no par value, 20,000,000 shares authorized;
      2,577,303 shares issued and outstanding as of September 30, 2006,
      and 2,427,303 shares at December 31, 2005 ......................................            31,040,038             28,772,288
  Retained deficit ...................................................................              (879,213)            (2,397,568)
  Accumulated other comprehensive loss ...............................................                     -                 (6,806)
                                                                                               -------------          -------------
      Total shareholders' equity .....................................................            30,160,825             26,367,914
                                                                                               -------------          -------------
      Total liabilities and shareholders' equity .....................................         $ 196,181,376          $ 164,856,603
                                                                                               =============          =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Nine Months Ended                Three Months Ended
                                                                               September 30,                     September 30,
                                                                               -------------                     -------------
                                                                           2006             2005            2006             2005
                                                                           ----             ----            ----             ----
Interest income
  Loans, including fees ........................................       $9,098,827       $5,243,136       $3,354,665       $2,059,710
  Investment securities:
    Taxable ....................................................            5,000           45,000                -           15,000
    Nonmarketable equity securities ............................           59,771           18,476           15,729            8,952
Federal funds sold .............................................          501,234          159,576          182,769           55,216
                                                                       ----------       ----------       ----------       ----------
      Total ....................................................        9,664,832        5,466,188        3,553,163        2,138,878
                                                                       ----------       ----------       ----------       ----------
Interest expense
  Time deposits $100,000 and over ..............................        1,903,870          820,282          716,720          291,844
  Other deposits ...............................................        1,878,368        1,059,477          763,013          419,426
  Other Borrowings .............................................           33,732           71,063           11,368           39,458
                                                                       ----------       ----------       ----------       ----------
      Total ....................................................        3,815,970        1,950,822        1,491,101          750,728
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................        5,848,862        3,515,366        2,062,062        1,388,150
Provision for loan losses ......................................          339,723          448,462           88,700          136,562
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............        5,509,139        3,066,904        1,973,362        1,251,588
                                                                       ----------       ----------       ----------       ----------
Noninterest income
  Service charges on deposit accounts ..........................          162,569          139,583           52,649           56,970
  Residential mortgage origination fees ........................           73,303           81,708           19,180           36,166
  Other ........................................................           63,986           49,423           21,122           14,434
                                                                       ----------       ----------       ----------       ----------
      Total noninterest income .................................          299,858          270,714           92,951          107,570
                                                                       ----------       ----------       ----------       ----------
Noninterest expenses
  Salaries and employee benefits ...............................        1,756,661        1,614,375          597,287          590,692
  Net occupancy ................................................          328,985          245,740          114,183           90,689
  Furniture and equipment ......................................          123,436           98,796           42,162           32,292
  Other operating ..............................................        1,251,883          763,040          458,027          271,799
                                                                       ----------       ----------       ----------       ----------
      Total noninterest expense ................................        3,460,965        2,721,951        1,211,659          985,472
                                                                       ----------       ----------       ----------       ----------
Income before income taxes .....................................        2,348,032          615,667          854,654          373,686
Income tax expense .............................................          829,677          215,771          325,452          126,485
                                                                       ----------       ----------       ----------       ----------
Net income .....................................................       $1,518,355       $  399,896       $  529,202       $  247,201
                                                                       ==========       ==========       ==========       ==========
Earnings per share
Basic earnings per share .......................................       $      .59       $      .28       $      .21       $      .17
                                                                       ==========       ==========       ==========       ==========
Diluted earnings per share .....................................       $      .57       $      .27       $      .20       $      .16
                                                                       ==========       ==========       ==========       ==========
Average shares outstanding - basic .............................        2,574,006        1,427,303        2,577,303        1,427,303
                                                                       ==========       ==========       ==========       ==========
Average shares outstanding - diluted ...........................        2,660,401        1,502,321        2,668,988        1,502,321
                                                                       ==========       ==========       ==========       ==========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
              For the Nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                                       Accumulated
                                                           Common Stock                                  Other
                                                           ------------                 Retained     Comprehensive
                                                     Shares           Amount            Deficit       Income (Loss)        Total
                                                     ------           ------            -------       -------------        -----
Balance, December 31, 2004 ....................    1,427,303     $   13,994,796     $  (3,044,801)   $      (24,881)   $  10,925,114

Net income ....................................                                           399,896                            399,896
Other comprehensive income,
  net of tax benefit ..........................                                                               6,806            6,806
                                                                                                                       -------------

Comprehensive income ..........................                                                                              406,702
                                                   ---------     --------------     -------------    --------------    -------------

Balance, September 30, 2005 ...................    1,427,303     $   13,994,796     $  (2,644,905)   $      (18,075)   $  11,331,816
                                                   =========     ==============     ==============   ===============   =============

Balance, December 31, 2005 ....................    2,427,303       $ 28,772,288      $ (2,397,568)       $   (6,806)    $ 26,367,914

Issuance of common stock, net .................      150,000          2,245,344                                            2,245,344

Stock-based compensation ......................                          22,406                                               22,406

Net income ....................................                                         1,518,355                          1,518,355

Other comprehensive income,
  net of tax benefit ..........................                                                               6,806            6,806
                                                                                                                      --------------


Comprehensive income ..........................                                                                            1,525,161
                                                   ---------     --------------     -------------    --------------    -------------

Balance, September 30, 2006 ...................    2,577,303     $   31,040,038     $    (879,213)   $            -    $  30,160,825
                                                   =========     ==============     ==============   ==============    =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Cash flows from operating activities
  Adjustments to reconcile net income to net cash used by
  operating activities
    Net income ...................................................................            $  1,518,355             $    399,896
    Provision for loan losses ....................................................                 339,723                  448,462
    Depreciation and amortization expense ........................................                 165,646                  126,649
    Deferred income tax expense ..................................................                 343,608                  210,249
    Increase in accrued interest receivable ......................................                (276,543)                (157,622)
    Increase in accrued interest payable .........................................                 236,175                  366,800
    Increase in other assets .....................................................                (151,338)                (121,075)
    (Decrease) increase in other liabilities .....................................                (649,065)                 208,322
                                                                                              ------------             ------------
      Net cash provided by operating activities ..................................               1,526,561                1,481,681
                                                                                              ------------             ------------
Cash flows from investing activities
  Purchases of non-marketable equity securities ..................................                (133,200)                (118,800)
  Securities called or redeemed ..................................................               2,996,495                        -
  Net increase in loans ..........................................................             (37,001,719)             (38,421,929)
  Purchase of premises, furniture and equipment ..................................                (457,243)                (101,863)
                                                                                              ------------             ------------
    Net cash used by investing activities ........................................             (34,595,667)             (38,642,592)
                                                                                              ------------             ------------
Cash flows from financing activities
   Issuance of Common Stock, net .................................................               2,245,344                        -
   Stock-based compensation expense ..............................................                  22,406                        -
  Net increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ....................................               4,772,076               13,170,810
  Net increase in certificates of deposit and
    other time deposits ..........................................................              23,172,677               35,942,759
  Net increase in notes payable ..................................................                       -                2,550,000
                                                                                              ------------             ------------
    Net cash provided by financing activities ....................................              30,212,503               51,663,569
                                                                                              ------------             ------------
Net (decrease) increase in cash and cash equivalents .............................              (2,856,603)              14,502,658
Cash and cash equivalents, beginning of period ...................................              20,967,712                3,381,863
                                                                                              ------------             ------------
Cash and cash equivalents, end of period .........................................            $ 18,111,109             $ 17,884,521
                                                                                              ============             ============
Cash paid during the period for:
  Income taxes ...................................................................            $    539,485             $      6,422
                                                                                              ============             ============
  Interest .......................................................................            $  3,579,795             $  1,584,022
                                                                                              ============             ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2006 and 2005 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's (the "Company") 2005 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Recently Issued Accounting Pronouncements - continued

credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation - continued

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                        2006               2005
                                                                                                        ----               ----
Net income, as reported ...................................................................       $     1,518,355     $     399,896
Add:  Stock-based employee compensation expense included in
        reported net income, net of related income tax effects ............................                22,406                 -

Deduct: Total stock-based employee compensation expense determined
          under fair value based method for all awards, net of related tax effects ........               (22,406)          (41,019)
                                                                                                  ---------------       -----------
Pro forma net income ......................................................................       $     1,518,355     $     358,877
                                                                                                  ===============       ===========
Earnings per share:
   Basic - as reported ....................................................................       $           .59       $       .28
                                                                                                  ===============       ===========
   Basic - pro forma ......................................................................       $           .59       $       .25
                                                                                                  ===============       ===========

   Diluted - as reported ..................................................................       $           .57       $       .27
                                                                                                  ===============       ===========
   Diluted - pro forma ....................................................................       $           .57       $       .24
                                                                                                  ===============       ===========

                                                                                                           Three Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                          2006              2005
                                                                                                          ----              ----
 Net income, as reported ...................................................................       $      529,202     $     247,201
 Add:  Stock-based employee compensation expense included in
         reported net income, net of related income tax effects ............................                7,931                 -

Deduct: Total stock-based employee compensation expense determined
          under fair value base method for all awards, net of related tax effects ..........               (7,931)          (13,673)
                                                                                                   --------------       -----------
 Pro forma net income ......................................................................       $      529,202     $     233,528
                                                                                                   ==============       ===========

 Earnings per share:
    Basic - as reported ....................................................................       $          .21       $       .17
                                                                                                   ==============       ===========
    Basic - pro forma ......................................................................       $          .21       $       .16
                                                                                                   ==============       ===========

    Diluted - as reported ..................................................................       $          .20       $       .16
                                                                                                   ==============       ===========
    Diluted - pro forma ....................................................................       $          .20       $       .16
                                                                                                   ==============       ===========

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

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                  2006                      2005
                                                                                                  ----                      ----
Net income per share - basic computation:
Net income to common shareholders ............................................               $    1,518,355               $  399,896
                                                                                             ==============               ==========
Average common shares outstanding - basic ....................................                    2,574,006                1,427,303
                                                                                             ==============               ==========
Basic income per share .......................................................               $          .59               $      .28
                                                                                             ==============               ==========

Net income per share - dilutive computation:
Net income to common shareholders ............................................               $    1,518,355               $  399,896
                                                                                             ==============               ==========
Average common shares outstanding - dilutive .................................                    2,660,401                1,502,321
                                                                                             ==============               ==========
Diluted income per share .....................................................               $          .57               $      .27
                                                                                             ==============               ==========


                                                                                                       Three Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                   2006                      2005
                                                                                                   ----                      ----
Net income per share - basic computation:
Net income to common shareholders ............................................               $      529,202               $  247,201
                                                                                             ==============               ==========
Average common shares outstanding - basic ....................................                    2,577,303                1,427,303
                                                                                             ==============               ==========
Basic income per share .......................................................               $          .21               $      .17
                                                                                             ==============               ==========

Net income per share - dilutive computation:
Net income to common shareholders ............................................               $      529,202               $  247,201
                                                                                             ==============               ==========
Average common shares outstanding - dilutive .................................                    2,668,988                1,502,321
                                                                                             ==============               ==========
Diluted income per share .....................................................               $          .20               $      .16
                                                                                             ==============               ==========

Options that had a dilutive effect on the earnings per share calculation totaled 293,056 for the nine and three months ending September 30, 2006. A total of 5,900 of the outstanding options were anti-dilutive for the nine month period ending September 30, 2006.

Note 5 - Stock Compensation

On April 23, 2003 the Company established the Carolina National Corporation 2003 Stock Option Plan, ("Stock Plan") that provides for the granting of options to purchase up to 129,402 shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of the stock options granted is determined by the fair market value of the common stock at the time of the grant. As of September 30, 2006, there were 31,001 shares available for grant.

Total options granted and remaining outstanding under the plan prior to the nine month period ending September 30, 2005 were 90,301, with a weighted average exercise price of $10.00. Of these 90,301 options, 64,701 were granted with a vesting period of four years, while the remaining options were granted with a vesting period of five years. All 90,301 options are scheduled to terminate ten years after the grant date.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Stock Compensation - continued

A total of 5,900 options were granted during the nine months ended September 30, 2006, with an exercise price of $18.49 and a vesting period of five years. There were 4,200 options granted during the nine months ended September 30, 2005, with an exercise price of $13.50 and a vesting period of five years.

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions indicated as follows. For the 5,900 options granted during the nine month period of 2006 the assumptions used were: a dividend yield of 0.00%, expected volatility of 19.88%, risk-free interest rate of 4.93% and an expected life of 7 years. There were two grant dates during the nine month period of 2005, all 4,200 options were granted assuming a dividend yield of 0.00%, expected volatility of 24.98%, and an expected life of 7 years, however, 2,000 shares were granted with an assumed risk-free interest rate of 4.05% while the remaining 2,200 options were granted with an assumed risk-free interest rate of 4.11%.

Options exercisable at September 30, 2006 under the Stock Plan were 77,961.

The following is a summary of the activity under the Stock Plan for the three months ending September 30, 2006 and 2005.

                                                                            2006                        2005
                                                                            ----                        ----
                                                                                   Weighted                      Weighted
                                                                                    Average                       Average
                                                                                   Exercise                      Exercise
                                                                   Shares            Price         Shares          Price
                                                                   ------            -----         ------          -----
Outstanding at beginning of the period .................           92,501           $ 10.00        90,301         $10.00
Granted ................................................            5,900             18.49         4,200          13.50
Forfeited ..............................................                -                               -
                                                                   ------                          ------
Outstanding at the end of the period ...................           98,401                          94,501
                                                                   ======                          ======


The following is a summary of the activity under the Stock Plan for the nine months ending September 30, 2006 and 2005.


                                                                            2006                        2005
                                                                            ----                        ----
                                                                                   Weighted                      Weighted
                                                                                    Average                       Average
                                                                                   Exercise                      Exercise
                                                                   Shares            Price         Shares          Price
                                                                   ------            -----         ------          -----
Outstanding at beginning of the period .................           94,501           $10.00        90,301           $10.00
Granted ................................................            5,900            18.49         4,200            13.50
Forfeited ..............................................            2,000            13.50             -
                                                                   ------                         ------
Outstanding at the end of the period ...................           98,401                         94,501
                                                                   ======                         ======

The Directors of the Company received an aggregate total of 200,555 stock warrants, or two stock warrants for each three shares of the Company's common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company's common stock for $10.00. As of September 30, 2006, all warrants were fully vested. All unexercised warrants will expire on December 31, 2012.

During the nine months ending September 30, 2006, no warrants were exercised. There were no warrants exercised during the nine months ending September 30, 2005. No warrants were granted or forfeited in either year. There were 200,555 warrants outstanding at September 30, 2006.

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2006, net interest income, the major component of the Bank's net income was $5,848,862 as compared to $3,515,366 for the same period in 2005. For the three months ended September 30, 2006, net interest income was $2,062,062 compared to $1,388,150 for the same period in 2005. For the nine months ended September 30, 2006, interest income from loans, including fees, was $9,098,827, compared to $5,243,136 for the same period in 2005. For the three months ended September 30, 2006, interest income from loans, including fees, was $3,354,665, compared to $2,059,710 for the same period in 2005. These increases in net interest income and interest income from loans and fees were primarily due to strong loan growth during the third and fourth quarters of 2005 and the continued growth in the loan portfolio during the first three quarters of 2006. Additionally, as the Federal Reserve Board continued to make incremental rate increases in the federal funds target rate during the second half of 2005and the first two quarters of 2006, the Bank made parallel adjustments to its prime lending rate, which is typically used to price new and maturing loans. These rate changes also contributed significantly to the improvement in the net interest income and interest income from loans and fees for both the nine and three month periods ending September 30, 2006 over the same periods reported in 2005.

Interest expense for the nine months ended September 30, 2006 was $3,815,970, compared to $1,950,822 for the same period in 2005. Interest expense for the three months ended September 30, 2006 was $1,491,101, compared to $750,728 for the same period in 2005. Interest expense for the nine month and three month periods in 2006 increased over the same periods in the prior year due primarily to changes in market interest rates during the second half of 2005 and the first two quarters of 2006. As a result, existing interest bearing deposits which matured during the first nine months of 2006 and the third quarter of 2006 were repriced to current market rates. In addition, interest bearing deposits increased approximately $24,000,000 during the first nine months and $12,625,000 during the third quarter. These newly acquired interest bearing deposits were also priced at current market rates.

The average rate realized on interest-earning assets was 7.41% and 6.15%, respectively, for the nine month periods ended September 30, 2006 and 2005. The average rate paid on interest-bearing liabilities was 3.84% and 2.63%, respectively, for the nine month periods ended September 30, 2006 and 2005. For the three month periods ended September 30, 2006 and 2005, the average rate realized on interest-earning assets was 7.57% and 6.54%, respectively and the average rate paid on interest-bearing liabilities was 4.14% and 2.74%, respectively. The improvement in the rate realized on earning assets for both the nine month and three month periods of 2006 over 2005 were primarily the result of increases in the Bank's prime lending rate as a result of the changes in the federal funds rate due to stepped increases in the rate by the Federal Reserve Board during 2005 and the first two quarters of 2006. The increase in rates paid on interest bearing deposits during the first nine months and third quarter of 2006 over 2005 is also due to the multiple increases in the federal funds rate during 2005 and the first two quarters of 2006, as maturing interest bearing deposits and newly acquired interest bearing deposits were priced at existing market rates.

The net interest spread and net interest margin were 3.57% and 4.48%, respectively, for the nine month period ended September 30, 2006. The net interest spread and net interest margin were 3.52% and 3.96%, respectively, for the nine month period ended September 30, 2005. For the three month periods ended September 30, 2006 and 2005, the net interest spread was 3.43% and 3.80%, respectively. For the three month periods ended September 30, 2006 and 2005, the net interest margin was 4.39% and 4.24%, respectively. The net interest spread for the first nine months of 2006 remained relatively flat as compared with the same nine month period of 2005 due to a sizable concentration of certificates of deposits acquired in prior years at a lower rate which did not begin to reprice until the latter part of the second quarter of 2006. However, the Bank has seen some tightening of the net interest spread during the third quarter of 2006 as a result of those deposits now being repriced at current market rates and increased competition in the local market creating higher rates paid on newly acquired deposits. Management was aware of the potential for the net interest spread to begin to experience some pressure and focused its efforts on the attraction of cheaper transaction deposit growth to offset the pressure on the net interest spread. As a result of these efforts the Bank was able to improve its net interest margin for both the nine month and three month periods ending September 30, 2006 over the same period of 2005.

                          CAROLINA NATIONAL CORPORATION

Provision and Allowance for Loan Losses

The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Loans that are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. For the nine months ended September 30, 2006 and 2005, the provision was $339,723 and $448,462, respectively. For the three months ended September 30, 2006 and 2005, the provision for loans losses was $88,700 and $136,562, respectively. The allowance for loan losses represents 1.26% and 1.38% of gross loans at September 30, 2006 and 2005, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, and prevailing and anticipated economic conditions. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since we have a limited operating history, we relied heavily on peer group data prior to the second quarter of 2006 to formulate our provision estimates. Management now believes that the initial loan portfolio has begun to mature and that our loss experience and the performance of our underwriting process warrants a change in direction of our analysis that will now more closely reflect our own portfolio, loss experience, underwriting skills and grading system. As a result, the provision expense for the second and third quarters of 2006 reflect this change and have been reduced accordingly. Management is aware that there is a risk that charge-offs in future periods could exceed the allowance for loan losses, or that substantial increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and potentially our capital position.

Noninterest Income

Noninterest income for the nine month periods ended September 30, 2006 and 2005 was $299,858 and $270,714, respectively. Of this total, $162,569 and $139,583, respectfully, was generated from service charges on deposit accounts, which includes NSF fees. Residential mortgage origination fees totaled $73,303 and $81,708 for the nine months ended September 30, 2006 and 2005, respectively. The increase in service charges was the result of an increase in the volume of deposits between the two periods. For the quarters ended September 30, 2006 and 2005, noninterest income was $92,951 and $107,570, respectively. Of this total, $52,649 and $56,970, respectfully, was generated from service charges on deposit accounts, and $19,180 and $36,166, respectfully, was generated from residential mortgage origination fees. The increase in noninterest income for the first nine months of 2006 over 2005 is primarily the result of improved earnings on deposit services due to management's emphasis on the attraction of transaction deposit products during the period. The decline in fees earned on deposit services for the three month period ended September 30, 2006 from the same period in 2005 was entirely due to a reduction in NSF fees collected during the third quarter of 2006. The decline in non-interest income for the quarter ending September 30, 2006 from the same period last year was primarly due to lower earnings from residential mortgage origination fees as home sales have appeared to slow in the market place.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 and 2005 was $3,460,965 and $2,721,951, respectively. This represents an increase of $739,014, or 27.2% over the comparable period of 2005. Salaries and employee benefits, increased from $1,614,375 for the nine months ended September 30, 2005 to $1,756,661 for the nine months ended September 30, 2006. This increase is primarily attributable to the hiring of additional staff to meet the growing needs of the bank and normal salary increases. Net occupancy expense for the nine month period ended September 30, 2006 was $328,985 as compared to $245,740 for the same period a year earlier. The increase in occupancy expense for the first nine months of 2006 over the same period of 2005 is principally due to the opening of a new branch location during the fourth quarter of 2005. For the quarter ended September 30, 2006, noninterest expense was $1,211,659, as compared to $985,472 for the same period in 2005. Increased occupancy and other operating expenses were the largest noninterest expenses during the quarter ending September 30 2006, as total occupancy expenses increased by $107,885 for the first nine months and $33,364 for the third quarter of 2006 over the same two periods reported in 2005. Total other operating expenses increased by $488,842 for the first nine months and $186,228 during the third quarter of 2006 over the same two periods in 2005. These increases in occupancy and other operating expenses are primarily due to the addition of a new branch location during the fourth quarter of 2005.

                          CAROLINA NATIONAL CORPORATION

Income Taxes

An income tax expense of $829,677 and $325,452 was recorded for the nine and three month periods ending September 30, 2006, respectively. This compares to an income tax expense of $215,771 and $126,485 for the nine and three month periods in 2005. This represents an effective tax rate of 35.3% and 35.0% for the nine month periods ending September 30, 2006 and 2005, respectively.

Net Income

The combination of the above factors resulted in a net income of $1,518,355 for the nine months ended September 30, 2006 as compared to net income of $399,896 for the same period in 2005. The net income for the nine months ended September 30, 2006 is primarily the result of continued growth in the earning asset base and a slight improvement in the net interest margin over the same period of 2005. The net income before taxes of $2,348,032 was offset by income tax expenses of $829,677 for the nine months ended September 30, 2006. The net income before taxes of $615,667 was offset by an income tax expense of $215,771 for the nine months ended September 30, 2005. The net income for the three months ended September 30, 2006 was $529,202, as compared to a net income of $247,201 for the same period in 2005.

Financial Condition

Assets and Liabilities

During the first nine months of 2006, total assets increased $31,324,773, or 19.0%, when compared to December 31, 2005. Federal funds sold decreased to $12,435,000 at September 30, 2006 as these funds were utilized to help fund loan growth during the reporting period. Total loans increased $36,999,499, or 26.6%, during the first nine months of 2006. Total deposits also increased by $27,944,752, or 20.6% from the December 31, 2005 amount of $135,745,710. Time deposits increased $23,172,677, or 28.4%, during the first nine months of 2006. Savings and money market deposits increased by 15.9% during the reporting period, while total transaction deposits increased by 8.8%, of which the Bank realized a 30.7% growth in non-interest bearing demand deposits.

Investment Securities

Investment securities declined from $3,500,888 at December 31, 2005 to $644,400 at September 30, 2006. All of the Bank's marketable investment securities were designated as available-for-sale at September 30, 2006 and 2005. The decline in investment securities was the result of the maturity of an agency bond during the first quarter of 2006 and the funds being utilized to fund the loan growth during the reporting period.

                          CAROLINA NATIONAL CORPORATION

Loans

We experienced significant loan growth during the first nine months of 2006 as we continued to work to establish our presence in the marketplace. Gross loans, net of unearned income, increased $36,999,499, or 26.6%, during the period. As shown below, the largest category of the loan portfolio was loans for commercial properties, which increased 30.5%, or $15,390,247 from December 31, 2005 to September 30, 2006. Balances within the major loans receivable categories as of September 30, 2006 and December 31, 2005 are as follows:
                                                  September 30,     December 31,
                                                      2006              2005
                                                      ----              ----
Mortgage loans on real estate:
       Residential 1-4 Family ..............      $ 21,781,661      $ 17,501,409
       Multifamily .........................           933,240                 -
       Commercial ..........................        65,903,663        50,513,416
       Construction ........................        37,770,482        24,559,227
       Second Mortgage loans ...............         1,370,247         1,384,798
       Equity Lines of Credit ..............        27,930,405        25,056,638
                                                  ------------      ------------
                                                   155,689,698       119,015,488
Commercial and industrial ..................        18,267,250        17,809,622
Consumer ...................................         2,194,851         2,305,145
Other ......................................                 -            22,045
                                                  ------------      ------------
Total loans, net of unearned income ........      $176,151,799      $139,152,300
                                                  ============      ============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2006, the Bank had seven criticized loans in the amount of $1,958,083. Five of those loans, totaling $1,883,205, are collateralized by real estate and no loss is expected on these loans. The remaining two loans, totaling $74,878, are secured by automotive vehicles as to which a minimal to no loss is anticipated. At December 31, 2005, the aggregate balance of these criticized loans was $1,991,440. As of September 30, 2006 five of these criticized loans, totaling, $641,950, were 90 days or more past due and in non-accrual status. $11,381 of interest income was not recognized during the period as a result of these loans being placed on non-accrual status. As of December 31, 2005 the bank had no loans on non-accrual status, and one criticized loan in the amount of $1,214,446 which was secured by real estate.

The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

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

                          CAROLINA NATIONAL CORPORATION

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. The Bank had no impaired loans as of September 30, 2006, or December 31, 2005.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2006 and 2005 is as follows:

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                          -------------
                                                                                                 2006                      2005
                                                                                                 ----                      ----
Balance, January 1, ..............................................................          $   1,882,099            $   1,332,200
Provision for loan losses for the period .........................................                339,723                  448,462
Net loans charged-off for the period .............................................                 (2,222)                    (462)
                                                                                            -------------            -------------
Balance, end of period ...........................................................          $   2,219,600            $   1,780,200
                                                                                            =============            =============
Gross loans outstanding, end of period ...........................................          $ 176,151,799            $ 128,725,216
Allowance for loan losses to loans outstanding, end of period ....................                   1.26%                    1.38%

We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have an independent credit review officer that reviews loan files and determines the grading of each loan. Also, on a quarterly basis, management reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions in an effort to evaluate risks associated with the portfolio. This evaluation takes into consideration information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

Deposits

For the nine months ended September 30, 2006, total deposits increased by $27,944,752, or 20.6%, from December 31, 2005. The largest increase was in time deposits, which increased $23,172,677, or 28.4%, from December 31, 2005 to the nine months ended September 30, 2006. This increase was attributable to the need to acquire funds to support the significant loan growth experienced during the period. Expressed in percentages, noninterest-bearing deposits increased 30.7% , while all other interest-bearing deposits , excluding certificate of deposits, increased by 1.9 %. For the nine months ended September 30, 2006, brokered deposits totaled $39,291,000 which represents a 57.2% increase over the December 31, 2005 brokered deposit total of $24,999,000. As of September 30, 2006 the scheduled maturity of brokered CD's was approximately $3,400,000 maturing in 2006, $19,300,000 maturing in 2007, $12,600,000 in 2008 and the remaining
$3,900,000 maturing in 2009.

Balances within the major deposit categories as of September 30, 2006 and December 31, 2005 are as follows:

                                                   September 30,    December 31,
                                                       2006             2005
                                                       ----             ----
Noninterest-bearing demand deposits ........      $ 17,030,122      $ 13,027,867
Interest-bearing demand deposits ...........        10,029,372        13,635,279
Savings and money market ...................        31,958,353        27,582,626
Time deposits $100,000 and over ............        58,755,211        43,705,039
Other time deposits ........................        45,917,404        37,794,899
                                                  ------------      ------------
             Total Deposits ................      $163,690,462      $135,745,710
                                                  ============      ============

                          CAROLINA NATIONAL CORPORATION

Other Borrowings

The Company has a $10,000,000 line of credit with Chase Bank with a variable interest rate based on the 30 day LIBOR plus 150 basis points. As of September 30, 2006, no funds had been drawn on this line. The line of credit matures in May 2008. In addition, we have a credit line available in the amount of $18,192,469 at Federal Home Loan Bank of Atlanta which is based on up to 10% of the Bank's total assets reported by the bank at the end of each previous quarter. As of September 30, 2006, $1,000,000 has been drawn on this line at a fixed rate of 4.51% with a maturity date of March 26, 2007.

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2006, the Bank had issued commitments to extend credit of $35,657,173 and standby letters of credit of $2,566,454 through various types of commercial lending arrangements. Approximately $35,031,188 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

                                                        After One       After Three
                                          Within         Through          Through         Within         Greater
                                            One           Three            Twelve           One            Than
                                           Month          Months           Months          Year          One Year          Total
                                           -----          ------           ------          ----          --------          -----
   Unused commitments
     to extend credit ..........    $     182,009    $ 1,032,155     $   8,067,371  $   9,281,535     $  26,375,638  $    35,657,173
   Standby letters
     of credit .................          250,001        750,000         1,566,453      2,566,454                 -        2,566,454
                                    -------------    -----------     -------------  -------------     -------------  ---------------
     Totals ....................    $     432,010    $ 1,782,155     $   9,633,824  $  11,847,989     $  26,375,638  $    38,223,627
                                    =============    ===========     =============  =============     =============  ===============

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

We meet our liquidity needs by structuring aggregate maturity terms of loans and investments to coincide with aggregate maturity terms of funding sources while maintaining sufficient excess funds for unplanned contingencies. One measure of liquidity is the loan-to-total borrowed funds (which includes deposits) ratio, which was at 107.0% at September 30, 2006 and 101.8% at December 31, 2005.

Federal Funds sold which totaled $12,435,000 at September 30, 2006, are a ready source of liquidity. We also have a short term line of credit available with a correspondent bank to purchase federal funds for periods from one to fourteen days. At September 30, 2006, the above unused federal funds borrowing line of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $18,192,469 at September 30, 2006. At September 30, 2006, we had borrowed $1,000,000 from the Federal Home Loan Bank line. We also have a line of credit to borrow funds from Chase Bank up to $10,000,000. As of September 30, 2006, no funds had been drawn on the Chase Bank line.

Capital Resources

The capital base for the Company increased by $3,792,911 for the first nine months of 2006, as a result of $2,245,344 additional capital due to the sale of 150,000 additional shares of stock in the first quarter of 2006, with the remaining $1,547,567 attributable to operating income and unrealized gains on available for sale securities.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of September 30, 2006, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the Bank exceeded the well capitalized and adequately capitalized requirement as shown in the following table.

                                                                                             Capital Ratios
                                                                                             --------------
                                                                                   Well Capitalized        Adequately Capitalized
                                                                   Actual              Requirement                 Requirement
                                                                   ------              -----------                 -----------
                                                            Amount      Ratio       Amount        Ratio        Amount        Ratio
                                                            ------      -----       ------        -----        ------        -----
The Bank
  Total capital (to risk-weighted assets) ............   $22,869,113    12.75%   $17,939,075      10.00%    $14,351,260      8.00%
  Tier 1 capital (to risk-weighted assets) ...........    20,626,729    11.50%     9,837,994       6.00%      6,250,179      4.00%
  Tier 1 capital (to average assets) .................    20,626,729    11.00%     9,163,727       5.00%      7,145,891      4.00%
The Company
  Total capital (to risk-weighted assets) ............    31,480,510    17.53%           N/A                 14,368.973      8.00%
  Tier 1 capital (to risk-weighted assets) ...........    29,235,374    16.28%           N/A                  6,258,986      4.00%
  Tier 1 capital (to average assets) .................    29,235,374    14.49%           N/A                  7,145,891      4.00%

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

                          CAROLINA NATIONAL CORPORATION

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

                          CAROLINA NATIONAL CORPORATION


PART II - OTHER INFORMATION

Item 6.  Exhibits



     Exhibit 10.1 - Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary, Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006).

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

                          CAROLINA NATIONAL CORPORATION

                                  EXHIBIT INDEX

10.1 Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006).

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

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             s/Roger B. Whaley
                                          By:-----------------------------------
                                             Roger B. Whaley
                                             President & Chief Executive Officer


                                             s/Harry R. Brown
Date:    November 9, 2006                By: -----------------------------------
                                             Harry R. Brown
                                             Chief Financial Officer