Form 10KSB
period 2006-12-31
CAROLINA NATIONAL CORP
filed 2007-03-29
CIK 1157648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006                File Number 000-50257

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

         Issuer's Telephone Number: (803) 779-0411

      Securities Registered Pursuant to Section Section 12(b) of the Act:

     Title of each of class:         Name of each exchange on which registered:

     Common Stock, No Par Value                NASDAQ Capital Market

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

         The issuer's revenues for its most recent fiscal year were $13,961,404.

         The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the closing price on the Nasdaq Capital Market on March 1, 2007 was approximately $37,743,090. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 1, 2007, there were 2,578,503 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2006 - Parts I and II

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III

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
Item 14  Principal Accountant Fees and Services..........................     **

*Incorporated by reference to Registrant's 2006 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders

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

                                     PART I

Item 1.  Description of Business.

General

         Carolina National Corporation, (the "Company") is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, Carolina National Bank and Trust Company (the "Bank"). The Company was organized in 2000 under the laws of South Carolina for the purpose of becoming a holding company for the Bank. The Bank conducts a general banking business under a charter granted by the Office of the Comptroller of the Currency. The Bank opened on July 15, 2002. The Bank conducts its activities from its main office, three branch offices and a loan production office in Columbia, South Carolina and a loan production office in Myrtle Beach, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Richland County, South Carolina and Horry County, South Carolina and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2006, the Bank employed 41 persons on a full time equivalent basis.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. As of June 30, 2006 the City of Columbia was served by 16 banks and savings banks with approximately 91 branches. Since interstate banking was first permitted, an overwhelming number of Columbia's locally based commercial banks have been acquired, mostly by large regional out-of-state banks. Of the 16 commercial banks and savings banks with branch offices in Columbia, six were owned and controlled out of state, and only five of the remaining ten (one of which is Carolina National Bank and Trust Company) were headquartered in Columbia.

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

         The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered. The directors believe that the Bank will be able to exploit opportunities available for a locally-owned community bank so that the Bank can compete effectively in those areas, but no assurance can be given that it will be able to do so.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2006.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

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

Item 2.  Description of Property.

         The main offices of Carolina National Bank and Trust Company and Carolina National Corporation are located at 1350 Main Street, on the corner of Main and Washington Streets, in downtown Columbia, South Carolina. The space, which comprises approximately 9,718 square feet on three floors, was previously used as a bank. The Bank has branch offices at 4840 Forest Drive in the Forest Acres area and at the corner of Two Notch Road and Sparkleberry Land in Northeast Columbia, both of which were previously used as bank branches, and a branch at 6041 Garner's Ferry Road in East Columbia which was renovated for use as a bank branch. These branch facilities have ample parking and drive-through teller stations. The Bank also leases a parcel of land one block from its main office on which it operates a drive-up facility, and office space in the St. Andrews area of western Richland County and in Myrtle Beach, South Carolina from which it operates loan production offices. All of these properties have been leased under long term leases except the loan production offices which are leased on a month-to-month basis.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.


         The information required by Item 201(a), (b) and (c) of Regulation S-B is incorporated herein by reference to the information set forth under the caption "Stock Information" in the registrant's 2006 Annual Report to Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

         See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

Recent Sales of Unregistered Securities

         The Company did not sell any unregistered securities during the year ended December 31, 2006.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither  the Company nor any  "affiliated  purchaser"  as defined in 17
C.F.R. 240.10b-18(a)(3) repurchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2006. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2006 Annual Report to Shareholders are incorporated herein by reference.


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

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2006 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management -- Directors" and "-- Commitees of the Board of Directors -- Audit Committee," "Governance Matters -- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement for the 2007 Annual Meeting of Shareholders (the "2007 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company has at least one "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. Joel A. Smith, III, meets the terms of the definition. Our board of directors has determined that Mr. Smith is independent under the Nasdaq Stock Market, Inc. Marketplace Rules. Pursuant to the terms of Item 407(d)(5)(iv) of Regulation S-B a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification. Further, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2003 Stock Option Plan" in the 2007 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Management" in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                 94,301                        $10.55                      35,101

Equity compensation
plans not approved
by security holders(1)          200,555                         10.00                         -0-
----------------------          -------                        ------                      ------
                                294,856                        $10.18                      35,101
Total


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

Item 12.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the captions "Certain Relationships and Related Transactions" and "Governance Matters -- Director Independence" in the 2007 Proxy Statement is incorporated by reference. All members of the Audit, Compensation and Nominating Committees are independent as defined by the Nasdaq Global Market Marketplace Rules.

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

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3                Carolina National Corporation 2003 Stock Option
                              Plan (3)

          10.4                Change  of  Control   Agreement   between Carolina
                              National Corporation and Harry R. Brown (4)

          10.5 Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (5)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2006

          21                  Subsidiaries of Carolina National Corporation (3)

          23                  Consent of Elliott Davis LLP

          31.1                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Office

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Office

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003

(4) Incorporated by reference to exhibits to Registrant's Quarterly Report an Form 10-QSB for the quarter ended March 31, 2006

(5) Incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006

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

                               Carolina National Corporation


                               By: s/Roger B. Whaley
                                  --------------------------------------------
                                   Roger B. Whaley
                                   President and Chief Executive Officer


                               By: s/Harry R. Brown
                                  --------------------------------------------
                                   Harry R. Brown
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial and Principal
                                   Accounting Officer)
March 23, 2007

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date


s/Charlotte J. Berry
--------------------------               Director                                           March 29, 2007
Charlotte J. Berry

s/Harry R. Brown
--------------------------               Executive Vice President and                       March 23, 2007
Harry R. Brown                           Chief Financial Officer


--------------------------               Director                                           March __, 2007
William P. Cate


--------------------------               Director                                           March __, 2007
Kirkman Finlay, III

s/I. S. Leevy Johnson
--------------------------               Director                                           March 27, 2007
I. S. Leevy Johnson


--------------------------               Director                                           March __, 2007
Angus B. Lafaye

s/R. C. McEntire, Jr.
--------------------------               Director                                           March 28, 2007
R. C. McEntire, Jr.

s/C. Whitaker Moore
--------------------------               Director                                           March 28, 2007
C. Whitaker Moore

s/Leon Joseph Pinner, Jr.
--------------------------               Director                                           March 27, 2007
Leon Joseph Pinner, Jr.


--------------------------               Director                                           March __, 2007
Joel A. Smith, III


--------------------------               Director                                           March __, 2007
Robert E. Staton, Sr.


--------------------------               Director                                           March __, 2007
William H. Stern

s/Joe E. Taylor, Jr.
--------------------------               Director                                           March 28, 2007
Joe E. Taylor, Jr.

s/Roger B. Whaley
--------------------------               President, Chief Executive Officer, Director       March 23, 2007
Roger B. Whaley

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

          3.2                 Bylaws of Carolina National Corporation(1)

          4                   Form of stock certificate(1)

          10.1                Form of Stock Warrant Agreement (revised)(2)

          10.2 Employment Agreement between Carolina National Corporation and Roger B. Whaley(1)

          10.3                Carolina National Corporation 2003 Stock Option
                              Plan (3)

          10.4                Change  of  Control   Agreement   between Carolina
                              National Corporation and Harry R. Brown (4)

          10.5 Amended deferred fee plan for members of the board of directors of the Registrant and its subsidiary Carolina National Bank and Trust Company, who are not employees of the Registrant, or Subsidiary (5)

          13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2006

          21                  Subsidiaries of Carolina National Corporation (3)

          23                  Consent of Elliott Davis LLP

          31.1                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Executive Office

          31.2                13a-14(a)/15d-14(a)    Certifications   of   Chief
                              Financial Office

          32                  18 U.S.C. Section 1350 Certifications

(1)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     Statement on Form SB-2 (File No. 333-76512)

(2)  Incorporated  by  reference  to  exhibits  to   Registrant's   Registration
     statement on Form SB-2 (File No. 333-97397).

(3) Incorporated by reference to exhibits to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003

(4) Incorporated by reference to exhibits to Registrant's Quarterly Report an Form 10-QSB for the quarter ended March 31, 2006

(5) Incorporated by reference to Registrant's Current Report on Form 8-K filed July 5, 2006