Form 10-Q
period 2007-03-31
CAROLINA NATIONAL CORP
filed 2007-05-15
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              (Mark One) FORM 10-Q

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ------            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

        2,578,503 shares of common stock, no par value on April 30, 2007


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ]  Accelerated Filer [ ]   Non-Accelerated Filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes No [X]

                          CAROLINA NATIONAL CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             Page No.


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006.............................3

          Condensed Consolidated Statements of Operations- Three months ended March 31, 2007 and 2006..............4

          Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
            Three months ended March 31, 2007 and 2006.............................................................5

          Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006.............6

          Notes to Condensed Consolidated Financial Statements.................................................. 7-9

Item 2.   Management's Discussion and Analysis or Plan of Operation............................................10-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................................16

Item 4T.  Controls and Procedures.................................................................................16
..
PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K........................................................................17

          Exhibits................................................................................................17

          Reports on Form 8-K.....................................................................................17

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                  March 31,             December 31,
                                                                                                    2007                    2006
                                                                                                    ----                    ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks .......................................................           $   4,608,446           $   3,232,394
    Federal funds sold ............................................................              16,404,000               8,803,000
                                                                                              -------------           -------------
      Total cash and cash equivalents .............................................              21,012,446              12,035,394
                                                                                              -------------           -------------
  Investment securities
    Nonmarketable equity securities ...............................................                 690,700                 644,400
                                                                                              -------------           -------------
      Total investment securities .................................................                 690,700                 644,400
                                                                                              -------------           -------------
  Loans receivable ................................................................             196,049,495             194,784,723
    Less allowance for loan losses ................................................               2,397,496               2,434,900
                                                                                              -------------           -------------
      Loans, net ..................................................................             193,651,999             192,349,823
                                                                                              -------------           -------------
  Premises, furniture and equipment, net ..........................................               1,522,445               1,486,250
  Accrued interest receivable .....................................................               1,011,581               1,119,030
  Other assets ....................................................................                 940,990               1,276,905
                                                                                              -------------           -------------
      Total assets ................................................................           $ 218,830,161           $ 208,911,802
                                                                                              =============           =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts ......................................           $  17,324,379           $  17,666,870
    Interest-bearing transaction accounts .........................................              11,504,136              10,307,063
    Savings and money market ......................................................              31,911,771              34,971,834
    Time deposits $100,000 and over ...............................................              74,961,116              65,233,757
    Other time deposits ...........................................................              50,541,898              47,402,659
                                                                                              -------------           -------------
      Total deposits ..............................................................             186,243,300             175,582,183
                                                                                              -------------           -------------
  Advances from Federal Home Loan Bank ............................................                       -               1,000,000
  Accrued interest payable ........................................................               1,373,064               1,531,840
  Other liabilities ...............................................................                  60,373                 204,804
                                                                                              -------------           -------------
      Total liabilities ...........................................................             187,676,737             178,318,827
                                                                                              -------------           -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued ......................                       -                       -
  Common stock, no par value, 20,000,000 shares authorized;
   2,578,503 shares issued and outstanding
   at March 31, 2007 and December 31 2006 .........................................              31,074,578              31,061,361
    Retained earnings (deficit) ...................................................                  78,846                (468,386)
                                                                                              -------------           -------------
      Total shareholders' equity ..................................................              31,153,424              30,592,975
                                                                                              -------------           -------------
      Total liabilities and shareholders' equity ..................................           $ 218,830,161           $ 208,911,802
                                                                                              =============           =============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            2007         2006
                                                            ----         ----
Interest income
  Loans, including fees ..............................   $3,791,298   $2,684,069
  Investment securities:
    Taxable ..........................................            -        5,000
    Nonmarketable equity securities ..................       18,284       20,701
  Federal funds sold .................................      148,635      149,958
                                                         ----------   ----------
      Total ..........................................    3,958,217    2,859,728
                                                         ----------   ----------
Interest expense
  Time deposits $100,000 and over ....................      828,759      530,655
  Other deposits .....................................      970,462      523,944
  Federal Home Loan Bank advances ....................       10,503       11,323
                                                         ----------   ----------
        Total ........................................    1,809,724    1,065,922
                                                         ----------   ----------
Net interest income ..................................    2,148,493    1,793,806
Provision for loan losses ............................            -      150,700
                                                         ----------   ----------
Net interest income after provision for loan losses ..    2,148,493    1,643,106
                                                         ----------   ----------
Noninterest income
  Service charges on deposit accounts ................       68,635       51,359
  Residential mortgage origination fees ..............       10,814       24,991
  Other ..............................................       22,950       20,309
                                                         ----------   ----------
      Total noninterest income .......................      102,399       96,659
                                                         ----------   ----------
Noninterest expenses
  Salaries and employee benefits .....................      724,602      636,812
  Net occupancy ......................................      160,373      103,576
  Furniture and equipment ............................       48,501       40,389
  Other operating ....................................      455,146      338,277
                                                         ----------   ----------
      Total noninterest expense ......................    1,388,622    1,119,054
                                                         ----------   ----------
Income before income taxes ...........................      862,270      620,711
Income tax expense ...................................      315,038      209,275
                                                         ----------   ----------
Net income ...........................................   $  547,232   $  411,436
                                                         ==========   ==========
Earnings per share
Earnings per share - basic ...........................   $      .21   $      .16
                                                         ==========   ==========
Earnings per share - diluted .........................   $      .21   $      .15
                                                         ==========   ==========
Average shares outstanding - basic ...................    2,578,503    2,567,303
                                                         ==========   ==========

Average shares outstanding - diluted .................    2,661,381    2,664,898
                                                         ==========   ==========


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Changes in
                 Shareholders' Equity and Comprehensive Income
                For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                                       Accumulated
                                                        Common Stock                Retained              Other
                                                        ------------               (Deficit)          Comprehensive
                                                  Shares           Amount           Earnings               Loss              Total
                                                  ------           ------           --------               ----              -----
Balance, December 31, 2005 .............         2,427,303       $28,772,288       $(2,397,568)       $    (6,806)       $26,367,914

Issuance of common stock, net ..........           150,000         2,245,344                                               2,245,344
Stock-based compensation ...............                               7,237                                                   7,237

Net income .............................                 -                 -           411,436                               411,436

Other comprehensive loss,
  net of tax benefit ...................                 -                 -                 -              6,806              6,806
                                                                                                                         -----------
Comprehensive income ...................                 -                 -           418,242
                                               -----------       -----------       -----------        -----------        -----------

Balance, March 31, 2006 ................         2,577,303       $31,024,869       $(1,986,132        $         -        $29,038,737
                                               ===========       ===========       ===========        ===========        ===========


Balance, December 31, 2006 .............         2,578,503       $31,061,361       $  (468,386)       $         -        $30,592,975

Stock- based compensation ..............                              13,217                                                  13,217

Net income .............................                                              547,232                                547,232
Other comprehensive loss,
  net of tax benefit ...................                 -                 -                 -                  -                  -
                                                                                                                         -----------
Comprehensive income ...................                 -                 -                 -                  -            547,232
                                               -----------       -----------       -----------        -----------        -----------


Balance, March 31, 2007 ................         2,578,503       $31,074,578       $    78,846        $         -        $31,153,424
                                               ===========       ===========       ===========        ===========        ===========




            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2007                    2006
                                                                                                     ----                    ----
Cash flows from operating activities
  Net income .........................................................................          $    547,232           $    411,436
  Adjustments to reconcile net loss to net cash provided (used) by operating activities
      Provision for loan losses ......................................................                     -                150,700
      Depreciation and amortization expense ..........................................                74,796                 54,203
      Deferred income tax expense ....................................................               100,094                182,681
      Stock-based compensation expense ...............................................                13,217                  7,237
      Decrease (increase) in accrued interest receivable .............................               107,449                (85,836)
      Decrease in accrued interest payable ...........................................              (158,776)              (138,159)
      Decrease (increase) in other assets ............................................               235,822               (134,182)
      Decrease in other liabilities ..................................................              (144,432)              (610,414)
                                                                                                ------------           ------------
        Net cash provided (used) by operating activities .............................               775,402               (162,334)
                                                                                                ------------           ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities .......................................               (46,300)               (51,400)
  Securities called or redeemed ......................................................                     -              3,000,000
  Net increase in loans ..............................................................            (1,302,176)           (14,546,303)
  Purchase of premises, furniture and equipment ......................................              (110,991)                (3,712)
                                                                                                ------------           ------------
      Net cash used by investing activities ..........................................            (1,459,467)           (11,601,415)
                                                                                                ------------           ------------

Cash flows from financing activities
  Net decrease in demand deposits, interest-bearing
    transaction accounts and savings accounts ........................................            (2,205,481)              (189,770)
  Net increase in certificates of deposit and
    other time deposits ..............................................................            12,866,598             15,183,327
  Repayment of Advance from Federal Home Loan Bank ...................................            (1,000,000)                     -
  Issuance of common stock, net ......................................................                     -              2,245,344
                                                                                                ------------           ------------
      Net cash provided by financing activities ......................................             9,661,117             17,238,901
                                                                                                ------------           ------------
Net increase in cash and cash equivalents ............................................             8,977,052              5,475,152
Cash and cash equivalents, beginning of period .......................................            12,035,394             20,967,712
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $ 21,012,446           $ 26,442,864
                                                                                                ============           ============
Cash paid during the period for:
  Income taxes .......................................................................          $     22,343           $      7,542
                                                                                                ============           ============
  Interest ...........................................................................          $  1,968,500           $  1,204,081
                                                                                                ============           ============



            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2006 Annual Report on Form 10-KSB


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

                          CAROLINA NATIONAL CORPORATION

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company's financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact (or is currently analyzing the effect of adoption of EITF 06-4) on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact (or is currently analyzing the effect of adoption of EITF 06-5) on its financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

                          CAROLINA NATIONAL CORPORATION

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.


Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


Note 3 - Earnings Per Share

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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2007            2006
                                                        ----            ----
Net income per share - basic computation:
Net income to common shareholders ..............    $      547,232    $  411,436
                                                    ==============    ==========
Average common shares outstanding - basic ......         2,578,503     2,567,303
                                                    ==============    ==========
Basic income per share .........................    $          .21    $      .16
                                                    ==============    ==========


Net income per share - dilutive computation:
Net income to common shareholders ..............    $      547,232    $  411,436
                                                    ==============    ==========
Average common shares outstanding - dilutive ...         2,661,381     2,664,898
                                                    ==============    ==========
Dilutive income per share ......................    $          .21    $      .15
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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Carolina National Bank (the "Bank"), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2006 Annual Report on Form 10-KSB.

Results of Operations

Net Interest Income

For the three months ended March 31, 2007, net interest income, the major component of the Company's net income was $2,148,493 as compared to $1,793,806 for the same period in 2006. This $358,688, or 19.8% increase over the same period in 2006 was primarily the result of strong loan growth during the last three quarters of 2006 as the net interest margin decreased from 4.46% at March 31, 2005 to 4.20% for the same period of 2006. The average yield realized on interest-earning assets was 7.74% and 7.11%, respectively, for the three month periods ended March 31, 2007 and 2006. The decrease in the net interest margin was largely due to higher cost of deposits as the average rate paid on interest-bearing liabilities was 4.55% and 3.51%, respectively, for the three month periods ended March 31, 2007 and 2006.

The net interest spread and net interest margin were 3.19% and 4.20%, respectively, for the three month period ended March 31, 2007. The net interest spread and net interest margin were 3.60% and 4.46%, respectively, for the three month period ended March 31, 2006. The decreases in the net interest spread and

                          CAROLINA NATIONAL CORPORATION

net interest margin from the same quarter last year are the result of increased competition in our market for deposits as several new banks have entered the market offering above market introductory rates. As a result of the new banks entering the market, we have increased deposit rates in order to meet the competition. Additionally, due to the strong loan growth experienced in 2006, coupled with the increased competition for local deposits, the Bank has become more dependant on higher priced certificates of deposit and brokered deposit products to fund the loan demand.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2007, management's review of the existing allowance indicated that the existing allowance was adequate, and as a result, no additional provision was charged to expense. The provision charged to expense for the same three month period of 2006 was $150,700. The allowance for loan losses represents 1.22% and 1.32% of gross loans at March 31, 2007 and 2006, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Since the Company has a limited operating history, it relies heavily on the prior banking experience of its management and peer group data in formulating our estimates and assumptions. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

Noninterest Income

Total noninterest income for the three month periods ended March 31, 2007 and 2006 was $102,399 and $96,659, respectively. Of this total, $68,635 and $51,359, respectively, was generated from service charges on deposit accounts, which includes NSF fees. The number of deposit transaction accounts increased by 16% over the same period last year resulting in the improved earnings in service charge fees. Fees generated from residential mortgage originations were $10,814 and $24,991 for the periods ending March 31, 2007 and 2006, respectively. The decline in revenue generated from mortgage origination fees is due to the reduction of refinancing activity and housing purchases during 2006 and 2007.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 and 2006 was $1,388,622 and $1,119,054, respectively. This represents an increase of $269,568, or 24% over the comparable period of 2006. Salaries and employee benefits, increased from $636,812 for the three months ended March 31, 2006 to $724,602 for the three months ended March 31, 2007. The increase is primarily attributable to the hiring of additional staff to meet the growing needs of the Bank as well as staffing to support a new branch which opened in August 2006. Net occupancy expense for the three months ended March 31, 2007 was $208,874 as compared to $143,965 for the same period a year earlier. The increase was due primarily to the addition of the previously mentioned new full service branch in August 2006 located in the southeast area of Richland County. Other operating expenses increase by 34%, or $116,870 in the first quarter of 2007 over the same quarter for 2006. The majority of this increase is due to the overall growth of the Bank during 2006, the addition of a new branch site, marketing expenses related to the new branch opening, and additional consulting and legal resources utilized to support the Bank during the first quarter of 2006 as a result of a vacancy in the Chief Financial Officer position during the period.

Income Taxes

An income tax expense of $315,038 and $209,275 was recorded for the periods ending March 31, 2007 and 2006, respectively. The increase in income tax expense is a result of the increased income before taxes between the two periods. This represents an effective tax rate of 36.5% and 33.7%, respectively.

Net Income

The combination of the above factors resulted in net income of $547,232 and $411,436 for the three months ended March 31, 2007 and 2006, respectively. The increase in net income for 2007 is primarily the result of strong loan growth realized during the last three quarters of 2006 as the Bank's asset growth during the first quarter of 2007 slowed due to increased competition in the market place. Average earning assets increased by $5,605,000, or 2.7% from December 31, 2007 to March 31, 2007.

                          CAROLINA NATIONAL CORPORATION

Financial Condition

Assets and Liabilities

During the first three months of 2007, total assets increased $9,918,359, or 4.8%, when compared to December 31, 2006. Federal funds sold increased to $16,404,000 at March 31, 2007 from $8,803,000 as of December 31, 2006. Total loans increased $1,264,772, or 0.7%%, during the first three months of 2007, while total deposits increased by $10,661,118, or 6.1% from the December 31, 2006 amount of $175,582,183. Within the deposit area, time deposits increased $12,866,598, or 11.4%, during the first three months of 2007, savings and money market deposits decreased $3,060,063, or 8.8%, while transaction accounts increased $854,582, or 3.1% during the first three months of 2007. Increased competition in the market, plus signs of a slowing economy resulted in the decrease in growth rate from prior periods during the first quarter. Management has emphasized a strong selling culture for both loans, with continued emphasis on credit quality, and deposits in the second quarter of 2007 to offset the impact of the increased competition and slowing economy.

Loans

As previously mentioned, we experienced minor loan growth during the first three months of 2007 as gross loans increased $1,264,772 or 0.7%, during the period. The following table summarizes the major loans receivable categories as of March 31, 2007 and December 31, 2006:

                                                   March 31,        December 31,
                                                     2007              2006
                                                     ----              ----
Mortgage loans on real estate:
       Residential 1-4 Family ............       $ 21,012,072       $ 24,574,431
       Multifamily .......................            571,389            937,203
       Commercial ........................         72,597,914         73,015,515
       Construction ......................         48,248,179         44,708,663
       Second Mortgages ..................          1,662,948          1,498,413
       Equity Lines of Credit ............         26,368,028         27,429,465
                                                 ------------       ------------
                                                  170,460,530        172,163,690

Commercial and industrial ................         23,369,765         20,363,359
Consumer .................................          2,219,200          2,257,674
                                                 ------------       ------------

          Total gross loans ..............       $196,049,495       $194,784,723
                                                 ============       ============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2007, the Bank had seven criticized loans totaling $3,619,716 and seven classified loans totaling $724,245. As of December 31, 2006 the bank had three criticized loans totaling $1,592,879 and eight classified loans totaling $653,313. All classified loans for March 31, 2007 and December 31, 2006 were on nonaccrual status. Had the seven loans in nonaccrual status as of March 31, 2007 remained on accrual status, the bank would have recognized an additional $17,041 in interest income for the period. As of March 31, 2007 the Bank had one loan 90 days, or more past due in the amount of $71,000 accruing interest. This loan was in process of being collected and subsequently paid out shortly after quarter end. At December 31, 2006 the Bank had one loan 90 days, or more past due in the amount of $425,000 and accruing interest. This loan was brought current during the first quarter of 2007.

                          CAROLINA NATIONAL CORPORATION

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                    Three months ended March 31,
                                                                                                    ----------------------------
                                                                                                 2007                        2006
                                                                                                 ----                        ----
Balance,  beginning of period ...................................................           $   2,434,900             $   1,882,099
Provision for loan losses for the period ........................................                       -                   150,700
Net loans charged-off for the period ............................................                 (37,404)                        -
                                                                                            -------------             -------------
Balance, end of period ..........................................................           $   2,397,496             $   2,032,799
                                                                                            =============             =============
Gross loans outstanding, end of period ..........................................           $ 196,049,495             $ 153,698,603
Allowance for loan losses to loans outstanding, end of period ...................                    1.22%                     1.32%

Deposits

At March 31, 2007, total deposits had increased by $10,661,117, or 6.1%, from December 31, 2006. The largest increase was in time deposits, which increased $12,866,598 or 11.4%, from December 31, 2006. This increase was attributable to the purchase of brokered deposits and the acquisition of retail certificates of deposit to fund loan growth, improve liquidity and replace a matured borrowing from the Federal Home Loan Bank for $1,000,000.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 were as follows:

                                                      March 31,     December 31,
                                                        2007           2006
                                                        ----           ----
Noninterest-bearing transaction accounts .....     $ 17,324,379     $ 17,666,870
  Interest-bearing transaction accounts ......       11,504,136       10,307,063
  Savings and money market ...................       31,911,771       34,971,834
  Time deposits $100,000 and over ............       74,961,116       65,233,757
  Other time deposits ........................       50,541,898       47,402,659
                                                   ------------     ------------

                                                   $186,243,300     $175,582,183
                                                   ============     ============

Time deposits of $100,000 and over included brokered deposits of $52,280,000 as of March 31, 2007, and $45,446,000 as of December 31, 2006.

                          CAROLINA NATIONAL CORPORATION

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2007, the Bank had issued commitments to extend credit of $38,599,016 and standby letters of credit of $2,315,953 through various types of commercial lending arrangements. Approximately $36.9 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

                                        After One     After Three
                                         Within         Through          Through          Within          Greater
                                            One          Three            Twelve            One             Than
                                          Month         Months            Months            Year         One Year            Total
                                          -----         ------            ------            ----         --------            -----
Unused commitments
  to extend credit ...........      $   225,967      $   665,393      $ 9,733,245      $10,624,605      $27,974,411      $38,599,016
Standby letters
  of credit ..................                -                -        2,315,953        2,315,953                -        2,315,953
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Totals ...................      $   225,967      $   665,393      $12,049,198      $12,940,558      $27,974,411      $40,914,969
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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 105.3% at March 31, 2007 and 110.3% at December 31, 2006.

As a source of additional liquidity, we have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2007, unused lines of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $20,869,200 as of March 31, 2007. We also have a line of credit to borrow funds from Chase Bank up to $10,000,000 as of March 31, 2007. As of March 31, 2007, we had no outstanding borrowings on the Federal Home Loan Bank line, or the Chase Bank line.

                          CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity increased from $30,592,975 at December 31, 2006 to $31,153,424 at March 31, 2007. The increase is due to stock-based compensation of $13,217 and net income for the period of $547,232.

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


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of March 31, 2007, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the Bank exceeded the well capitalized and adequately capitalized requirement as shown in the following table.

                                                                                    Capital Ratios
                                                                                    --------------
                                                                                 Adequately Capitalized      Well Capitalized
(Dollars in thousands)                                               Actual             Requirement            Requirement
                                                                     ------             -----------            -----------
                                                              Amount       Ratio     Amount      Ratio    Amount        Ratio
                                                              ------       -----     ------      -----    ------        -----
The Bank
  Total capital (to risk-weighted assets) ..............     $30,432      15.13%    $16,092      8.00%    $20,115      10.00%
  Tier 1 capital (to risk-weighted assets) .............      28,037      13.94%      7,543      4.00%     11,566       6.00%
  Tier 1 capital (to average assets) ...................      28,037      13.25%      7,958      4.00%     10,073       5.00%
The Company
  Total capital (to risk-weighted assets) ..............     $32,161      16.68%    $15,516      8.00%     $  N/A         N/A
  Tier 1 capital (to risk-weighted assets) .............      29,726      15.33%      6,891      4.00%        N/A         N/A
  Tier 1 capital (to average assets) ...................      29,726      14.73%      7,204      4.00%        N/A         N/A

We have a credit facility with Chase Bank which will allow us to borrow up to $10 million, subject to a number of conditions, which we could use to increase the total regulatory capital of the Bank up to 50% of Tier 1 capital. At March 31, 2007, we did not have any monies borrowed on this line of credit.

                          CAROLINA NATIONAL CORPORATION


Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2006 Annual Report on Form 10-KSB and this Form 10-Q that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by approximately $19 million, or 8.7%. This liability-sensitive position is largely attributable to fixed rate loans being funded by short term liabilities.

Item 4T.  Controls and Procedures

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



                                      By: s/ Roger B. Whaley
                                         ---------------------------------------
                                         Roger B. Whaley
                                         President & Chief Executive Officer

Date:    May 14, 2007

                                      By: s/ Harry R. Brown
                                         ---------------------------------------
                                         Harry R. Brown
                                         Chief Financial Officer

Date:    May 14, 2007

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

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.