Form 10-Q
period 2007-06-30
CAROLINA NATIONAL CORP
filed 2007-08-10
CIK 1157648

CAROLINA NATIONAL CORPORATION



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 (Mark One)
                                    FORM 10-Q

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ------            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2007

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -------             THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-50257

                          CAROLINA NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          South Carolina                            57-1101005
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation)                          Identification No.)


                                1350 Main Street
                         Columbia, South Carolina 29201

          (Address of principal executive offices, including zip code)


                                 (803) 779-0411
                ------------------------------------------------
              (Registrant's telephone number, including area code)


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

         2,578,623 shares of common stock, no par value on July 31, 2007

                          CAROLINA NATIONAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             Page No.
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006..............................3

         Condensed Consolidated Statements of Operations- ........................................................4
             Six months ended June 30, 2007 and 2006 and Three months ended June 30, 2007 and 2006

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Six months ended June 30, 2007 and 2006................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006................6

         Notes to Condensed Consolidated Financial Statements................................................. 7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................13-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................20

Item 4T. Controls and Procedures.................................................................................20


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................21

Item 6.  Exhibits................................................................................................21

                          CAROLINA NATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                  June 30,           December 31,
                                                                                                   2007                   2006
                                                                                                   ----                   ----
Assets                                                                                          (Unaudited)
  Cash and cash equivalents
    Cash and due from banks .......................................................           $   4,309,481           $   3,232,394
    Federal funds sold ............................................................              16,143,000               8,803,000
                                                                                              -------------           -------------
      Total cash and cash equivalents .............................................              20,452,481              12,035,394
                                                                                              -------------           -------------
  Investment securities
    Nonmarketable equity securities ...............................................               1,275,700                 644,400
                                                                                              -------------           -------------
      Total investment securities .................................................               1,275,700                 644,400
                                                                                              -------------           -------------
  Loans receivable ................................................................             202,881,280             194,784,723
    Less allowance for loan losses ................................................               2,475,200               2,434,900
                                                                                              -------------           -------------
      Loans, net ..................................................................             200,406,080             192,349,823
                                                                                              -------------           -------------
  Premises, furniture and equipment, net ..........................................               1,674,588               1,486,250
  Accrued interest receivable .....................................................               1,050,686               1,119,030
  Other assets ....................................................................                 806,617               1,276,905
                                                                                              -------------           -------------
      Total assets ................................................................           $ 225,666,152           $ 208,911,802
                                                                                              =============           =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts ......................................           $  17,007,180           $  17,666,870
    Interest-bearing transaction accounts .........................................              11,606,524              10,307,063
    Savings and money market ......................................................              27,896,436              34,971,834
    Time deposits $100,000 and over ...............................................              81,583,748              65,233,757
    Other time deposits ...........................................................              54,367,990              47,402,659
                                                                                              -------------           -------------
      Total deposits ..............................................................             192,461,878             175,582,183
                                                                                              -------------           -------------
  Advances from Federal Home Loan Bank ............................................                       -               1,000,000
  Accrued interest payable ........................................................               1,572,524               1,531,840
  Other liabilities ...............................................................                  20,369                 204,804
                                                                                              -------------           -------------
      Total liabilities ...........................................................             194,054,771             178,318,827
                                                                                              -------------           -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued ......................                       -                       -
  Common stock, no par value, 20,000,000 shares authorized;
   2,578,623 shares issued and outstanding at June 30, 2007
   and 2,578,503 at December 31, 2006 .............................................              31,092,746              31,061,361
    Retained earnings (deficit) ...................................................                 518,635                (468,386)
                                                                                              -------------           -------------
      Total shareholders' equity ..................................................              31,611,381              30,592,975
                                                                                              -------------           -------------
      Total liabilities and shareholders' equity ..................................           $ 225,666,152           $ 208,911,802
                                                                                              =============           =============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Six Months Ended                 Three Months Ended
                                                                             June 30,                           June 30,
                                                                             --------                           --------
                                                                     2007              2006               2007              2006
                                                                     ----              ----               ----              ----
Interest income:
   Loans, including fees ...............................         $7,711,423         $5,744,161         $3,920,125         $3,060,092
   Investment securities:
     Taxable ...........................................             24,540              5,000              6,255                  -
     Nonmarketable equity securities ...................             25,095             44,042             25,095             23,341
   Federal funds sold ..................................            319,726            318,465            171,092            168,508
                                                                 ----------         ----------         ----------         ----------

         Total .........................................          8,080,784          6,111,668          4,122,567          3,251,941
                                                                 ----------         ----------         ----------         ----------
Interest expense:
   Time Deposits over $100,000 .........................          1,786,306          1,187,151            957,548            656,495
   Other deposits ......................................          1,992,048          1,115,355          1,021,585            591,412
   Federal Home Loan Bank advances .....................             10,503             22,365                  -             11,041
                                                                 ----------         ----------         ----------         ----------
         Total .........................................          3,788,857          2,324,871          1,979,133          1,258,948
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................          4,291,927          3,786,797          2,143,434          1,992,993
Provision for loan losses ..............................             91,514            251,023             91,514            100,323
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision for
   loan losses .........................................          4,200,413          3,535,774          2,051,920          1,892,670
                                                                 ----------         ----------         ----------         ----------
Noninterest income:
   Service charges on deposit accounts .................            126,180            109,920             57,545             58,561
   Residential Mortgage origination fees ...............             10,814             54,124                  -             29,133
   Other non-interest income ...........................             46,005             42,862             23,055             22,553
                                                                 ----------         ----------         ----------         ----------
         Total .........................................            182,999            206,906             80,600            110,247
                                                                 ----------         ----------         ----------         ----------
Noninterest expenses:
   Salaries and employee benefits ......................          1,384,280          1,159,374            659,678            522,561
   Net occupancy .......................................            328,242            214,801            167,869            111,222
   Furniture and equipment expense .....................            102,741             81,274             54,240             40,888
   Other operating expenses ............................          1,019,661            793,855            564,515            455,579
                                                                 ----------         ----------         ----------         ----------
         Total .........................................          2,834,924          2,249,304          1,446,302          1,130,250
                                                                 ----------         ----------         ----------         ----------
Income before income taxes .............................          1,548,488          1,493,376            686,218            872,667
Income tax expense .....................................            561,467            504,225            246,429            294,950
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $  987,021         $  989,151         $  439,789         $  577,717
                                                                 ==========         ==========         ==========         ==========

Earnings per share
Basic earnings per share ...............................         $     0.38         $     0.38         $     0.17         $     0.22
Diluted earnings per share .............................         $     0.37         $     0.37         $     0.17         $     0.22

Average shares outstanding - basic .....................          2,578,553          2,572,331          2,578,603          2,577,303
                                                                 ==========         ==========         ==========         ==========
Average shares outstanding - diluted ...................          2,656,346          2,654,636          2,653,546          2,659,656
                                                                 ==========         ==========         ==========         ==========

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
                 For the six months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                      Accumulated
                                                        Common Stock                 Retained            Other
                                                        ------------                 (Deficit)       Comprehensive
                                                  Shares           Amount            Earnings             Loss              Total
                                                  ------           ------            --------             ----              -----
Balance, December 31, 2005 .............         2,427,303       $28,772,288       $(2,397,568)       $    (6,806)       $26,367,914

Issuance of common stock, net ..........           150,000         2,245,344                                               2,245,344
Stock-based compensation ...............                              14,475                                                  14,475

Net income .............................                 -                 -           989,151                               989,151

Other comprehensive loss,
  net of tax benefit ...................                 -                 -                 -              6,806              6,806
                                                                                                                         -----------
Comprehensive income ...................                 -                 -                                                 995,957
                                               -----------       -----------       -----------        -----------        -----------

Balance, June 30, 2006 .................         2,577,303       $31,032,107       $(1,408,417$                 -        $29,623,690
                                               ===========       ===========       ===========        ===========        ===========

Balance, December 31, 2006 .............         2,578,503       $31,061,361       $  (468,386)       $         -        $30,592,975

Issuance of common stock upon
  exercise of options, net .............               120             1,200                                                   1,200
Stock- based compensation ..............                              30,185                                                  30,185

Net income .............................                                               987,021                               987,021
Other comprehensive loss,
  net of tax benefit ...................                 -                 -                 -                  -                  -
                                                                                                                         -----------
Comprehensive income ...................                 -                 -                 -                  -            987,021
                                               -----------       -----------       -----------        -----------        -----------

Balance, June 30, 2007 .................         2,578,623       $31,092,746       $   518,635        $         -        $31,611,381
                                               ===========       ===========       ===========        ===========        ===========


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                      2007                  2006
                                                                                                      ----                  ----
Cash flows from operating activities
  Net income .........................................................................          $    987,021           $    989,151
  Adjustments to reconcile net loss to net cash provided (used) by operating activities
      Provision for loan losses ......................................................                91,514                251,023
      Depreciation and amortization expense ..........................................               143,404                108,902
      Deferred income tax expense ....................................................               204,269                256,827
      Stock-based compensation expense ...............................................                30,185                 14,475
      Decrease (increase) in accrued interest receivable .............................                68,344               (204,671)
      Increase in accrued interest payable ...........................................                40,684                 52,736
      Decrease (increase) in other assets ............................................               266,019                (62,806)
      Decrease in other liabilities ..................................................              (184,436)              (665,278)
                                                                                                ------------           ------------
        Net cash provided by operating activities ....................................             1,647,004                740,359
                                                                                                ------------           ------------
Cash flows from investing activities
  Purchases of nonmarketable equity securities .......................................              (631,300)              (133,200)
  Securities called or redeemed ......................................................                     -              2,996,495
  Net increase in loans ..............................................................            (8,147,771)           (26,003,091)
  Purchase of premises, furniture and equipment ......................................              (331,742)               (86,577)
                                                                                                ------------           ------------
      Net cash used by investing activities ..........................................            (9,110,813)           (23,226,373)
                                                                                                ------------           ------------

Cash flows from financing activities
   Issuance of common stock, net .....................................................                 1,200              2,245,344
   Net decrease in demand deposits, interest-bearing
    transaction accounts and savings accounts ........................................            (6,435,627)            (3,350,710)
  Net increase in certificates of deposit and
     other time deposits .............................................................            23,315,323             17,979,846
   Repayment of Advance from Federal Home Loan Bank ..................................            (1,000,000)                     -
                                                                                                ------------           ------------

      Net cash provided by financing activities ......................................            15,880,896             16,874,480
                                                                                                ------------           ------------
Net increase (decrease) in cash and cash equivalents .................................             8,417,087             (5,611,534)
Cash and cash equivalents, beginning of period .......................................            12,035,394             20,967,712
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $ 20,452,481           $ 15,356,178
                                                                                                ============           ============
Cash paid during the period for:
  Income taxes .......................................................................          $    437,483           $    265,344
                                                                                                ============           ============
  Interest ...........................................................................          $  2,216,333           $  2,272,135
                                                                                                ============           ============


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's 2006 Annual Report on Form 10-KSB


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable, and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing whether to elect the fair value option under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                          CAROLINA NATIONAL CORPORATION

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


                                                     Six months ended June 30,
                                                     -------------------------
                                                        2007             2006
                                                        ----             ----
Net income per share - basic computation:
Net income to common shareholders ..............    $      987,021    $  989,151
                                                    ==============    ==========
Average common shares outstanding - basic ......         2,578,553     2,572,331
                                                    ==============    ==========
Basic income per share .........................    $          .38    $      .38
                                                    ==============    ==========


Net income per share - dilutive computation:
Net income to common shareholders ..............    $      987,021    $  989,151
                                                    ==============    ==========
Average common shares outstanding - dilutive ...         2,656,346     2,654,636
                                                    ==============    ==========
Diluted income per share .......................    $          .37    $      .37
                                                    ==============    ==========




                                                     Three months ended June 30,
                                                     ---------------------------
                                                          2007           2006
                                                          ----           ----
Net income per share - basic computation:
Net income to common shareholders ..............    $      439,789    $  577,717
                                                    ==============    ==========
Average common shares outstanding - basic ......         2,578,603     2,577,303
                                                    ==============    ==========
Basic income per share .........................    $          .17    $      .22
                                                    ==============    ==========


Net income per share - dilutive computation:
Net income to common shareholders ..............    $      439,789    $  577,717
                                                    ==============    ==========
Average common shares outstanding - dilutive ...         2,653,546     2,659,656
                                                    ==============    ==========
Diluted income per share .......................    $          .17    $      .22
                                                    ==============    ==========

                          CAROLINA NATIONAL CORPORATION


Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                                           Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                        2007                2006
                                                                                                        ----                ----
Net income, as reported ...................................................................       $       987,021     $     989,151
Add:  Stock-based employee compensation expense included in
       reported net income, net of related income tax effects .............................                30,185             9,119

Deduct:  Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects ............               (30,185)           (9,119)
                                                                                                  ---------------       -----------
Pro forma net income ......................................................................       $       987,021     $     989,151
                                                                                                  ===============       ===========
Earnings per share:
   Basic - as reported ....................................................................       $           .38       $       .38
                                                                                                  ===============       ===========
   Basic - pro forma ......................................................................       $           .38       $       .38
                                                                                                  ===============       ===========

   Diluted - as reported ..................................................................       $           .37       $       .37
                                                                                                  ===============       ===========
   Diluted - pro forma ....................................................................       $           .37       $       .37
                                                                                                  ===============       ===========


                                                                                                          Three Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                         2007                2006
                                                                                                         ----                ----
Net income, as reported ....................................................................       $      439,789     $     577,717
Add:  Stock-based employee compensation expense included in
     reported net income, net of related income tax effects ................................               17,168             4,560
Deduct:  Total stock-based employee compensation expense determined
      under fair value base method for all awards, net of related tax effects ..............              (17,168)           (4,560)
                                                                                                   --------------       -----------
Pro forma net income .......................................................................       $      439,789     $     577,717
                                                                                                   ==============       ===========
Earnings per share:
   Basic - as reported .....................................................................       $          .17       $       .22
                                                                                                   ==============       ===========
   Basic - pro forma .......................................................................       $          .17       $       .22
                                                                                                   ==============       ===========

   Diluted - as reported ...................................................................       $          .17       $       .22
                                                                                                   ==============       ===========
   Diluted - pro forma .....................................................................       $          .17       $       .22
                                                                                                   ==============       ===========

                          CAROLINA NATIONAL CORPORATION

A summary of the status of the Company's stock options as of June 30, 2007 and 2006, and changes during each year is presented below:

                                                                       2007                        2006
                                                                       ----                        ----
                                                                            Weighted                     Weighted
                                                                             Average                      Average
                                                                            Exercise                     Exercise
                                                                Shares        Price         Shares         Price
                                                                ------        -----         ------         -----
     Outstanding at beginning of year ......................     94,301    $   10.55        102,501     $   10.43
     Granted ...............................................      1,957        17.37              -             -
     Exercised .............................................        120        10.00              -             -
     Forfeited .............................................      4,407        13.01         10,000         11.00
                                                                 ------     --------         ------      --------
     Outstanding at June 30, 2007 ..........................     91,731        10.55         92,501         10.43
                                                                 ======                      ======

Note 5 - Stock Compensation Plans and Arrangements

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

On April 23, 2003 the Company established the Carolina National Corporation 2003 Stock Option Plan, ("2003 Stock Plan") that provides for the granting of options to purchase up to 129,402 shares of the Company's common stock to directors, officers, or employees of the Company. Additionally, on May 7, 2007 the Company established The Carolina National Corporation Long Term Incentive Plan ("Long Term Plan") that provides for the granting of stock options, stock appreciation rights ("SARs"), restricted stock, performance units, and other stock-based awards covering up to 227,100 shares of the Company's common stock to directors, officers, employees or consultants of the Company. The per-share exercise price of stock options granted under both plans is the fair market value of the common stock at the time of the grant, and the strike price of free standing SARs under the Long Term Plan is also the fair market value of the common stock on the date of grant, unless provided otherwise by the Compensation Committee. As of June 30, 2007, there were 36,351 shares available for grant under the 2003 Plan and 227,100 shares available for grant under the Long Term Plan.

There were 1,957 options granted during the six months ended June 30, 2007. These options were awarded to directors in lieu of director fees, at a weighted average price of $17.37, and were immediately vested upon grant. There were no options granted during the six months ended June 30, 2006.

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2007 grants. No options were granted during the first six months of 2006. A total of 1,105 options were granted on January 22, 2007 with a dividend yield of 0.00%, an expected volatility of 38.66%, a risk-free interest rate of 4.88% and an expected life of 10 years. An additional grant was made on April 1, 2007 for 852 shares, with a dividend yield of 0.00%, an expected volatility of 20.29%, a risk-free interest rate of 5.05%, and an expected life of 10 years.

The following is a summary of the activity under the stock option plans for the three months ending June 30, 2007 and 2006.

                                                                      2007                        2006
                                                                      ----                        ----
                                                                            Weighted                     Weighted
                                                                             Average                      Average
                                                                            Exercise                     Exercise
                                                                Shares        Price          Shares        Price
                                                                ------        -----          ------        -----
     Outstanding at beginning of the period .................    90,999    $   10.00         91,501     $   10.07
     Granted ................................................       852        18.25              -             -
     Exercised ..............................................       120        10.00              -             -
     Forfeited ..............................................         -            -              -             -
                                                                 ------    ---------         ------     ---------
     Outstanding at the end of the period ...................    91,731        10.60         91,501         10.07
                                                                 ======                      ======

                          CAROLINA NATIONAL CORPORATION

The following is a summary of the activity under the stock option plans for the six months ending June 30, 2007 and 2006.


                                                                      2007                        2006
                                                                      ----                        ----
                                                                            Weighted                     Weighted
                                                                             Average                      Average
                                                                            Exercise                     Exercise
                                                               Shares         Price         Shares         Price
                                                               ------         -----         ------         -----
     Outstanding at beginning of the period                    94,301        $10.55         93,501        $10.00
     Granted                                                    1,957         17.37              -             -
     Exercised                                                    120         10.00              -             -
     Forfeited                                                  4,407         13.01          2,000         13.50
                                                               ------        ------         ------        ------
     Outstanding at the end of the period                      91,731         10.60         91,501         10.07
                                                               ======                       ======



The organizers and Directors of the Company received an aggregate total of 200,555 stock warrants, or two stock warrants for each three shares of the Company's common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company's common stock for $10.00. As of June 30, 2007, all warrants were fully vested. All unexercised warrants will expire on December 31, 2012.

During the six months ending June 30, 2007, no warrants were exercised. There were no warrants exercised during the six months ending June 30, 2006. No warrants were granted or forfeited in either year. There were 200,555 warrants outstanding at June 30, 2007.

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

     o    failure of our customers to repay loans;

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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2007, net interest income, the major component of the Company's net income, was $4,291,927, as compared to $3,786,797 for the same period in 2006. For the three months ended June 30, 2007, net interest income was $2,143,434, compared to $1,992,993 for the same period in 2006. For the six months ended June 30, 2007, interest income from loans, including fees, was $7,711,423, compared to $5,744,161 for the same period in 2006. For the three months ended June 30, 2007, interest income from loans, including fees, was $3,920,125, compared to $3,060,092 for the same period in 2006. The improvement in the 2007 periods was primarily due to continued growth of the Company's loan portfolio during the second half of 2006 and the second quarter of 2007, as the Company realized a decline in its net interest margin during the periods due to higher funding costs.

                          CAROLINA NATIONAL CORPORATION

Interest expense for the six months ended June 30, 2007 was $3,788,857, compared to $2,324,871 for the same period in 2006. Interest expense for the three months ended June 30, 2007 was $1,979,133, compared to $1,258,948 for the same period in 2006. The increase in interest expense for the six month and three month periods in 2007 over the same periods in the prior year was primarily the result of increased competition in the bank's local market for funds, as several new banking entities entered the market within the last year. These new entrants offered attractive rates on deposits as their strategy to gain market share, resulting in an overall increase in market rates paid by the Company on deposit products during the reporting period. In addition, the Company also increased its brokered deposit balances to support the asset growth.

The  average  rate  realized  on  interest-earning  assets  was 7.75% and 7.25%, respectively, for the six month periods ended June 30, 2007 and 2006. The average rate paid on interest-bearing liabilities was 4.65% and 3.57%, respectively, for the six month periods ended June 30, 2007 and 2006. The average rate realized on interest-earning assets was 7.92% and 7.73%, respectively, for the three month periods ended June 30, 2007 and 2006. The average rate paid on interest-bearing liabilities was 4.75% and 3.82%, respectively, for the threee month periods ended June 30, 2007 and 2006. The increase in the average rate for earning assets was largely due to increases in the federal funds rate by the Federal Reserve Board during the first quarter of 2006. These rates are typically used as a guide to price new and renewed loan activity. The increase in the average rate paid on interest-bearing liabilities was primarily the result of increased competition in the market place, coupled with the maturity of lower rate certificates of deposit acquired during a lower rate environment. The maturing certificates were renewed or replaced at the current market rate on their renewal dates.

The net interest spread and net interest margin were 3.10% and 4.12%, respectively, for the six month period ended June 30, 2007. The net interest spread and net interest margin were 3.68% and 4.30%, respectively, for the six month period ended June 30, 2006. For the three month periods ended June 30, 2007 and 2006, the net interest spread was 3.01% and 4.03%, respectively. For the three month periods ended June 30, 2007 and 2006, the net interest margin was 4.03% and 4.69%, respectively. The reduction in the net interest spread and the net interest margin from the same periods last year was largely due to the increased competition for deposit products in our market place and an increase in higher priced brokered deposits to support asset growth.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2007 and 2006, the provision charged to expense was $91,514 and $251,023, respectively. For the three months ended June 30, 2007 and 2006, the provision for loan losses was $91,514 and $100,323, respectively. The allowance for loan losses represents 1.22% and 1.29% of gross loans at June 30, 2007 and 2006, respectively.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Management continuously reviews the loan portfolio and grades the portfolio based on the Company's historical experience and underwriting standards. Management has changed its allocation process to provide for specifically identified loans, or homogeneous loan categories. As a result, the provision expense for the first six months of 2007 reflects this change. However, management is aware that there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                          CAROLINA NATIONAL CORPORATION

Noninterest Income

Noninterest income during the six month periods ended June 30, 2007 and 2006 was $182,999 and $206,906, respectively. Of this total, $126,180 and $109,920, respectively, was generated from service charges on deposit accounts, which includes NSF fees and $10,814 and $54,124, respectively, was generated from residential mortgage loan origination fees. For the three month periods ending June 30, 2007 and 2006, noninterest income was $80,600 and $110,247, respectively. Of this total, $ 0 and $29,133, respectively, was generated from residential mortgage loan origination fees. Service charges on deposit accounts, which includes NSF fees, were $57,545 for the three months ended June 30, 2007 as compared to $58,561 for the same period in 2006. The decrease in service charges on deposit accounts for the periods reported was the result of a 10.4% decrease in transaction account deposits during the reporting period. Mortgage loan origination declined due to significantly less demand for mortgage products during the periods, coupled with a reduction in our mortgage lending staff during the first quarter of 2007.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 and 2006 was $2,834,924 and $2,249,304, respectively. This represents an increase of $585,619, or 26.0% over the comparable period of 2006. For the quarter ended June 30, 2007, noninterest expense was $1,446,302, as compared to $1,130,250 for the same period in 2006.

Salaries and employee benefits increased from $1,159,374 for the six months ended June 30, 2006 to $1,384,280 for the six months ended June 30, 2007, while the same category increased from $522,561 for the three months ended June 30, 2006 to $659,678 for the same three month period of 2007. The increase for the first six month period is primarily attributable to the hiring of additional staff to meet the growing needs of the bank as well as the addition of staff to support a new full service branch which opened in the third quarter of 2006. The increase in salaries and wages between the two quarters was primarily due to the additional staff required to operate the new branch location.

 Net occupancy expense for the six months ended June 30, 2007 was $328,242 as compared to $214,801 for the same period a year earlier, and $167,869 for the second quarter of 2006 versus $111,222 for the same quarter of 2006. The increase in net occupancy expense for both periods was largely due to the addition of a new branch location during the third quarter of 2006.

Other operating expenses increased from $793,855 to $1,019,661 for the six month periods ending June 30, 2006 and 2007, respectively. Other operating expenses for the three month period ended June 30, 2007 increased to $564,515 from $455,579 reported for the same period last year. The major categories of expenses responsible for the increase in other operating expenses for both the six month period and the three month period ended June 30, 2007 were as follows. Loan expense increased by $29,351 for the six month period and $9,971 for the three month period due to increased loan production during the reporting periods. Advertising expense increased by $14,537 for the six month period, but decreased by $307 for the three month period. The increase for the six month period of 2007 was due to the Company's continuing focus on growth and recognition in its market area and advertising for the attraction of local market certificates of deposit. The minor decrease in the second quarter of 2007 from 2006 was the result of the timing of promotional events. In addition, data processing expenses increased by $24,989 for the 2007 six month period over the same period of 2006; and $10,937 for the 2007 three month period over the same period of 2006; consulting fees increased $99,588 for the first six months of 2007 over the same period of 2006 and $82,185 for the second quarter of 2007 versus the second quarter of 2006; legal expenses increased by $8,423 for the first six months of 2007 over the same six month period of 2006, and decreased $19,325 for the three month period ended June 30, 2007 versus the same period in 2006; and accounting and audit expenses increased by $18,688 during the first six months of 2007 over the first six months of 2006 and $4,194 for the second quarter of 2007 over the second quarter of 2006. The increase in data processing expenses for the first six months and second quarter of 2007 were primarily due to additional support required for our new branch location which opened during the third quarter of 2006. The increase in consulting fees for the six month period ending June 30, 2007 over the same period last year was largely due the engagement of several firms to assist the Company in its three year plan to develop a strategy for future growth. Additionally, the Company engaged search firms to assist in the hiring for certain key positions within the organization, which resulted in fees paid for this service. The increase in expenses for the second quarter of 2007 was almost entirely due to the engagement of the services of several firms to assist in the three year plan and future growth strategy as previously mentioned. Legal expenses increased during the first six months of 2007 over 2006 due to changes in proxy rules related to disclosures about executive compensation and the development of a new Long Term Incentive Plan for the company which was approved by the shareholders at it annual meeting. The reduction in legal expenses during the second quarter 2007 versus 2006 was largely due to the turnover in the CFO position during the first quarter of 2006, creating a need for additional services to assist in the preparation of

                          CAROLINA NATIONAL CORPORATION
the annual report and proxy statement. Accounting and auditing expenses increased as a result of additional costs associated with being a public company and the engagement of outside loan review services and internal audit services as a result of continued growth.

Income Taxes

Income tax expense of $561,467 and $246,429 was recorded for the six and three month periods ending June 30, 2007, respectively. This compares to income tax expenses of $504,225 and $294,950 for the six and three month periods in 2006, respectively. This represents an effective tax rate of 36% and 34% for the six month periods ending June 30, 2007 and 2006, respectively.

Financial Condition

Assets and Liabilities

During the first six months of 2007, total assets increased $16,754,350, or 8.0%, when compared to December 31, 2006. Federal funds sold increased to $16,143,000 at June 30, 2007 from $8,803,000 as of December 31, 2006. Total loans increased $8,096,557, or 4.2% during the first six months of 2007, while total deposits increased by $16,879,695, or 9.6% from the December 31, 2006 amount of $175,582,183. Time deposits increased $23,315,322, or 20.7%, during the first six months of 2007, savings and money market deposits decreased $7,075,398, or 20.2%, while transaction accounts increased $639,771, or 2.3% during the first six months of 2007. Increased competition in the market, plus signs of a slowing economy resulted in the decrease in the growth rate of core deposits from prior periods during the first six months of the year. Management continues to emphasize a strong selling culture for both loans, with continued emphasis on credit quality, and local core deposits to help offset the impact of the increased competition and slowing economy. Additionally, management has implemented a new calling program for loans and deposits, and has developed new products to improve productivity.

Loans

As previously mentioned, we experienced moderate loan growth during the first six months of 2007 as gross loans increased $8,096,557, or 4.2%, during the period. The following table summarizes the major loans receivable categories as of June 30, 2007 and December 31, 2006:

                                                   June 30,         December 31,
                                                     2007                2006
                                                     ----                ----
Mortgage loans on real estate:
       Residential 1-4 Family ............       $ 21,324,850       $ 24,574,431
       Multifamily .......................            568,434            937,203
       Commercial ........................         77,158,967         73,015,515
       Construction ......................         50,713,970         44,708,663
       Second Mortgages ..................          1,682,347          1,498,413
       Equity Lines of Credit ............         26,807,293         27,429,465
                                                 ------------       ------------
                                                  178,255,861        172,163,690

Commercial and industrial ................         22,320,682         20,363,359
Consumer .................................          2,304,737          2,257,674
                                                 ------------       ------------

          Total gross loans ..............       $202,881,280       $194,784,723
                                                 ============       ============

                          CAROLINA NATIONAL CORPORATION

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2007, the Bank had seven criticized loans totaling $3,134,127 and twelve classified loans totaling $2,004,562. As of December 31, 2006 the bank had three criticized loans totaling $1,592,879 and eight classified loans totaling $653,313. Of the classified loans for June 30, 2007, seven loans totaling $598,875 were on nonaccrual status and at December 31, 2006 all eight loans were on nonaccrual status. Had the seven loans in nonaccrual status as of June 30, 2007 remained on accrual status, the bank would have recognized an additional $38,606 in interest income for the period. As of June 30, 2007 the Bank had no loans 90 days or more past due and accruing interest. At December 31, 2006 the Bank had one loan 90 days or more past due in the amount of $425,000 and accruing interest. This loan was brought current during the first quarter of 2007.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

                                                                                                    Six Months ended June 30,
                                                                                                    -------------------------
                                                                                                  2007                    2006
                                                                                                  ----                    ----
Balance, beginning of period ....................................................           $   2,434,900             $   1,882,099
Provision for loan losses for the period ........................................                  91,514                   150,700
Net loans charged-off for the period ............................................                 (51,214)                        -
                                                                                            -------------             -------------
Balance, end of period ..........................................................           $   2,475,200             $   2,032,799
                                                                                            =============             =============
Gross loans outstanding, end of period ..........................................           $ 202,881,280             $ 153,698,603
Allowance for loan losses to loans outstanding, end of period ...................                    1.22%                     1.32%

Deposits

At June 30, 2007, total deposits had increased by $16,879,695, or 9.6%, from December 31, 2006. The largest increase was in time deposits, which increased $23,315,322 or 20.7%, from December 31, 2006. This increase was attributable to the purchase of brokered deposits and the acquisition of retail certificates of deposit to fund loan growth, improve liquidity and replace a matured borrowing from the Federal Home Loan Bank for $1,000,000.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 were as follows:

                                                      June 30,      December 31,
                                                       2007             2006
                                                       ----             ----
Noninterest-bearing transaction accounts .....     $ 17,007,180     $ 17,666,870
  Interest-bearing transaction accounts ......       11,606,524       10,307,063
  Savings and money market ...................       27,896,436       34,971,834
  Time deposits $100,000 and over ............       81,583,748       65,233,757
  Other time deposits ........................       54,367,990       47,402,659
                                                   ------------     ------------

                                                   $192,461,878     $175,582,183
                                                   ============     ============

Time deposits of $100,000 and over included brokered deposits of $57,590,000 as of June 30, 2007, and $45,446,000 as of December 31, 2006.

                          CAROLINA NATIONAL CORPORATION

Off-Balance Sheet Risk
Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2007, the Bank had issued commitments to extend credit of $40,207,699 and standby letters of credit of $2,443,585 through various types of commercial lending arrangements. Approximately $38.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

                                                        After One       After Three
                                          Within         Through          Through          Within          Greater
                                            One           Three            Twelve            One             Than
                                           Month         Months            Months            Year         One Year            Total
                                           -----         ------            ------            ----         --------            -----
   Unused commitments
     to extend credit ...........   $   1,544,638    $ 1,117,422     $  12,072,557    $  14,734,617   $  25,473,082    $  40,207,699
   Standby letters
     of credit ..................          15,000         18,454         2,379,131        2,412,585          31,000        2,443,585
                                    -------------    -----------     -------------    -------------   -------------    -------------
       Totals ...................   $   1,559,638    $ 1,135,876     $  14,451,688    $  17,147,202   $  25,504,082    $  42,651,284
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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 105.4% at June 30, 2007 and 110.3% at December 31, 2006.

As a source of additional liquidity, we have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2007, unused lines of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $21,860,800 as of June 30, 2007. We also have a line of credit to borrow funds from Chase Bank up to $10,000,000 as of June 30, 2007. As of June 30, 2007, we had no outstanding borrowings on the Federal Home Loan Bank line, or the Chase Bank line.

                          CAROLINA NATIONAL CORPORATION

Capital Resources

Total shareholders' equity increased from $30,592,975 at December 31, 2006 to $31,611,381 at June 30, 2007. The increase is due to stock-based compensation of $30,185, the exercise of stock options of $1,200 and net income for the period of $987,021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Bank's Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses and subordinated debt subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of March 31, 2007, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the Bank exceeded the well capitalized and adequately capitalized requirement for FDIC as shown in the following table.


                                                                                          Capital Ratios
                                                                                          --------------
                                                                                      Adequately Capitalized    Well Capitalized
(Dollars in thousands)                                                 Actual               Requirement            Requirement
                                                                       ------               -----------            -----------
                                                                 Amount     Ratio      Amount        Ratio     Amount         Ratio
                                                                 ------     -----      ------        -----     ------         -----
The Bank
  Total capital (to risk-weighted assets) ................      $30,644     14.74%     $16,636       8.00%     $20,796       10.00%
  Tier 1 capital (to risk-weighted assets) ...............       28,169     13.55%       7,948       4.00%      12,107        6.00%
  Tier 1 capital (to average assets) .....................       28,169     12.83%       8,090       4.00%      10,206        5.00%
The Company
  Total capital (to risk-weighted assets) ................      $33,716     16.21%     $16,643       8.00%     $   N/A         N/A
  Tier 1 capital (to risk-weighted assets) ...............       31,241     15.02%       7,951       4.00%         N/A         N/A
  Tier 1 capital (to average assets) .....................       31,241     14.23%       8,408       4.00%         N/A         N/A

We have a credit facility with Chase Bank which will allow us to borrow up to $10 million, subject to a number of conditions, which we could use to increase the total regulatory capital of the Bank up to 50% of Tier 1 capital. At June 30, 2007, we did not have any monies borrowed on this line of credit.

                          CAROLINA NATIONAL CORPORATION

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by approximately $28 million, or 12.3%. This liability-sensitive position is largely attributable to fixed rate loans being funded by short term liabilities. Management has implemented a new calling program to gather core deposits as a strategy to help lengthen the liability side of the balance sheet.


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

                          CAROLINA NATIONAL CORPORATION

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 7, 2007. Five directors were elected to three year terms, with the result of voting as follows:

         Name                       Votes For   Votes Withheld  Broker Non-votes
         ----                       ---------   --------------  ----------------
         William P. Cate .........  1,964,171       7,079              -
         Angus B. Lafaye .........  1,959,621      11,629              -
         Leon Joseph Pinner, Jr. .  1,958,671      12,579              -
         Joe E. Taylor, Jr. ......  1,959,021      12,229              -
         Roger B. Whaley .........  1,963,571       7,679              -

     The following directors' terms continued after the Annual Meeting: Kirkman Finlay, III (2008), R. C. McEntire, Jr (2008), Joel A. Smith, III (2008), Robert E. Staton (2008), Charlotte J. Berry (2009), I. S. Leevy Johnson
     (2009), C. Whitaker Moore (2009), and William H. Stern (2009) .

     Additionally, the Company submitted a proposal for the adoption of the Carolina National Corporation Long Term Incentive Plan, with the result of voting as follows:

        Votes For       Votes Against         Abstain          Broker Non-votes
        ---------       -------------       -------------     ------------------
          947,117         155,550              25,850              842,733

Item 6.  Exhibits

     Exhibits:

     Exhibit 10.1 - Carolina National Corporation Long Term Incentive Plan (incorporated by reference to Appendix B of Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders).

     Exhibit 10.2 - Director Compensation Plan.

     Exhibit 10.3 - Change of Control Severance Agreement between Carolina National Corporation and William Jack McElveen, Jr.

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

                          CAROLINA NATIONAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      By: s/Roger B. Whaley
                                          --------------------------------------
                                          Roger B. Whaley
                                          President & Chief Executive Officer

Date:    August 9, 2007

                                      By: s/Harry R. Brown
                                          --------------------------------------
                                          Harry R. Brown
                                          Chief Financial Officer

Date:    August 9, 2007

                          CAROLINA NATIONAL CORPORATION

EXHIBIT INDEX

10.1 Carolina National Corporation Long Term Incentive Plan (incorporated by reference to Appendix B of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders).

10.2     Director Compensation Plan.

10.3     Change  of  Control  Severance   Agreement  between  Carolina  National
         Corporation and William Jack McElveen, Jr.

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