Form 10-Q
period 2007-09-30
CAROLINA NATIONAL CORP
filed 2007-11-14
CIK 1157648

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                       FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ------           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

                                       OR

   -------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-50257

                          CAROLINA NATIONAL CORPORATION
          (Exact name of small registrant as specified in its charter)

        South Carolina                                     57-1101005
    (State or other jurisdiction                       (I.R.S. Employer
     of incorporation)                                  Identification No.)


                                1350 Main Street
                         Columbia, South Carolina 29201

          (Address of principal executive offices, including zip code)


                          (803) 779-0411 (Registrant's
                     telephone number, including area code)
                ------------------------------------------------


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

       2,592,623 shares of common stock, no par value on October 31, 2007

                          CAROLINA NATIONAL CORPORATION



                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                  Page No.
                                                                                                                --------

Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006...............................3

         Condensed Consolidated Statements of Operations - Nine months ended September 30, 2007 and 2006 and Three months ended September 30, 2007 and 2006.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income-
           Nine months ended September 30, 2007 and 2006................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006................6

         Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................12-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................................19

Item 4T.  Controls and Procedures......................................................................................19

PART II - OTHER INFORMATION

Item 6.   Exhibits.....................................................................................................20

                          CAROLINA NATIONAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                                                                September 30,         December 31,
                                                                                                    2007                  2006
                                                                                              ---------------       ---------------
Assets                                                                                           (Unaudited)             (Audited)
  Cash and cash equivalents
    Cash and due from banks ...........................................................         $   3,498,407         $   3,232,394
    Federal funds sold ................................................................            17,690,000             8,803,000
                                                                                                -------------         -------------
      Total cash and cash equivalents .................................................            21,188,407            12,035,394
                                                                                                -------------         -------------
  Investment securities
    Nonmarketable equity securities ...................................................             1,275,700               644,400
                                                                                                -------------         -------------
      Total investment securities .....................................................             1,275,700               644,400
                                                                                                -------------         -------------
  Loans receivable ....................................................................           204,472,824           194,784,723
    Less allowance for loan losses ....................................................             2,593,100             2,434,900
                                                                                                -------------         -------------
      Loans, net ......................................................................           201,879,724           192,349,823
                                                                                                -------------         -------------
  Premises, furniture and equipment, net ..............................................             1,708,289             1,486,250
  Accrued interest receivable .........................................................             1,094,587             1,119,030
  Other assets ........................................................................               879,370             1,276,905
                                                                                                -------------         -------------
      Total assets ....................................................................         $ 228,026,077         $ 208,911,802
                                                                                                =============         =============
Liabilities
  Deposits
    Noninterest-bearing transaction accounts ..........................................         $  18,643,769         $  17,666,870
    Interest-bearing transaction accounts .............................................             9,055,180            10,307,063
    Savings and money market ..........................................................            27,645,739            34,971,834
    Time deposits $100,000 and over ...................................................            80,160,409            65,233,757
    Other time deposits ...............................................................            58,823,266            47,402,659
                                                                                                -------------         -------------
      Total deposits ..................................................................           194,328,363           175,582,183
                                                                                                -------------         -------------
  Advances from Federal Home Loan Bank ................................................                     -             1,000,000
  Accrued interest payable ............................................................             1,472,297             1,531,840
  Other liabilities ...................................................................               196,064               204,804
                                                                                                -------------         -------------
      Total liabilities ...............................................................           195,996,724           178,318,827
                                                                                                -------------         -------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none issued ..........................                     -                     -
  Common stock, no par value, 20,000,000 shares authorized;
    2,592,623 shares issued and outstanding as of  September 30, 2007,
    and 2,578,503 shares at December 31, 2006 .........................................            31,255,309            31,061,361
  Retained earnings (deficit) .........................................................               774,044              (468,386)
                                                                                                -------------         -------------
      Total shareholders' equity ......................................................            32,029,353            30,592,975
                                                                                                -------------         -------------
      Total liabilities and shareholders' equity ......................................         $ 228,026,077         $ 208,911,802
                                                                                                =============         =============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Nine Months Ended                 Three Months Ended
                                                                           September 30,                        September 30,
                                                                           -------------                        -------------
                                                                       2007              2006              2007             2006
                                                                       ----              ----              ----             ----
Interest income
  Loans, including fees ....................................       $11,674,660       $ 9,098,827       $ 3,963,237       $ 3,354,665
  Investment securities:
    Taxable ................................................            42,608             5,000            17,513                 -
    Nonmarketable equity securities ........................            34,380            59,771             9,840            15,729
Federal funds sold .........................................           554,899           501,234           235,172           182,769
                                                                   -----------       -----------       -----------       -----------
      Total ................................................        12,306,547         9,664,832         4,225,762         3,553,163
                                                                   -----------       -----------       -----------       -----------
Interest expense
  Time deposits $100,000 and over ..........................         2,850,107         1,903,870         1,063,800           716,720
  Other deposits ...........................................         3,036,121         1,878,368         1,044,073           763,013
  Other Borrowings .........................................            10,503            33,732                 -            11,368
                                                                   -----------       -----------       -----------       -----------
      Total ................................................         5,896,731         3,815,970         2,107,873         1,491,101
                                                                   -----------       -----------       -----------       -----------
Net interest income ........................................         6,409,816         5,848,862         2,117,889         2,062,062
Provision for loan losses ..................................           209,414           339,723           117,900            88,700
                                                                   -----------       -----------       -----------       -----------
Net interest income after provision for loan losses ........         6,200,402         5,509,139         1,999,989         1,973,362
                                                                   -----------       -----------       -----------       -----------
Noninterest income
  Service charges on deposit accounts ......................           195,727           162,569            69,547            52,649
  Residential mortgage origination fees ....................            16,905            73,303             6,092            19,180
  Other ....................................................            71,427            63,986            25,421            21,122
                                                                   -----------       -----------       -----------       -----------
      Total noninterest income .............................           284,059           299,858           101,060            92,951
                                                                   -----------       -----------       -----------       -----------
Noninterest expenses
  Salaries and employee benefits ...........................         2,115,590         1,756,661           731,310           597,287
  Net occupancy ............................................           509,952           328,985           179,463           114,183
  Furniture and equipment ..................................           147,537           123,436            47,043            42,162
  Other operating ..........................................         1,765,795         1,251,883           746,134           458,027
                                                                   -----------       -----------       -----------       -----------
      Total noninterest expense ............................         4,538,874         3,460,965         1,703,950         1,211,659
                                                                   -----------       -----------       -----------       -----------
Income before income taxes .................................         1,945,587         2,348,032           397,099           854,654
Income tax expense .........................................           703,155           829,677           141,689           325,452
                                                                   -----------       -----------       -----------       -----------
Net income .................................................       $ 1,242,430       $ 1,518,355       $   255,410       $   529,202
                                                                   ===========       ===========       ===========       ===========
Earnings per share
Basic earnings per share ...................................       $       .48       $       .59       $       .10       $       .21
                                                                   ===========       ===========       ===========       ===========
Diluted earnings per share .................................       $       .47       $       .57       $       .10       $       .20
                                                                   ===========       ===========       ===========       ===========
Average shares outstanding - basic .........................         2,579,463         2,574,006         2,581,253         2,577,303
                                                                   ===========       ===========       ===========       ===========
Average shares outstanding - diluted .......................         2,643,230         2,660,401         2,640,770         2,668,988
                                                                   ===========       ===========       ===========       ===========


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

    Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income For the Nine months ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                                     Accumulated
                                                                                    Retained            Other
                                                       Common Stock                 (Deficit)/      Comprehensive
                                                   Shares          Amount            Earnings       Income (Loss)          Total
                                                   ------          ------            --------       -------------          -----
Balance, December 31, 2005 ...............        2,427,303      $28,772,288      $(2,397,568)      $        (6,806)     $26,367,914

Issuance of common stock, net ............          150,000        2,245,344                                               2,245,344

Stock-based compensation .................                            22,406                                                  22,406

Net income ...............................                                           1,518,355                             1,518,355

Other comprehensive income,
  net of tax benefit .....................                                                                    6,806            6,806
                                                                                                                         -----------

Comprehensive income .....................                                                                                 1,525,161
                                                  ---------      -----------      -----------       ---------------      -----------

Balance, September 30, 2006 ..............        2,577,303      $31,040,038      $  (879,213)      $             -      $30,160,825
                                                  =========      ===========      ===========       ===============      ===========

Balance, December 31, 2006 ...............        2,578,503      $31,061,361      $  (468,386)      $             -      $30,592,975
                                                                 ===========      ===========       ===============      ===========

Issuance of common stock upon ............           14,120          141,200                                                 141,200
  exercise of options, net

Stock-based compensation .................                            52,748                                                  52,748

Net income ...............................                                           1,242,430                             1,242,430

Other comprehensive income,
  net of tax benefit .....................                                                                        -                -
                                                                                                                         -----------

Comprehensive income .....................                                                                                 1,242,430
                                                -----------      -----------      -----------       ---------------      -----------

Balance, September 30, 2007 ..............        2,592,623      $31,255,309      $   774,044       $             -      $32,029,353
                                                ===========      ===========      ===========       ===============      ===========


            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                   2007                     2006
                                                                                                   ----                     ----
Cash flows from operating activities
  Adjustments to reconcile net income to net cash used by
  operating activities
    Net income .....................................................................           $  1,242,430            $  1,518,355
    Provision for loan losses ......................................................                209,414                 339,723
    Depreciation and amortization expense ..........................................                230,383                 165,646
    Deferred income tax expense ....................................................                112,630                 343,608
    Stock based compensation expense ...............................................                 52,748                  22,406
    Decrease (increase) in accrued interest receivable .............................                 24,443                (276,543)
    Increase in accrued interest payable ...........................................                136,522                 236,175
    Decrease (increase) in other assets ............................................                284,905                (151,338)
    Decrease in other liabilities ..................................................               (204,804)               (649,065)
                                                                                               ------------            ------------
      Net cash provided by operating activities ....................................              2,088,671               1,548,967
                                                                                               ------------            ------------
Cash flows from investing activities
  Purchases of non-marketable equity securities ....................................               (631,300)               (133,200)
  Securities called or redeemed ....................................................                      -               2,996,495
  Net increase in loans ............................................................             (9,739,315)            (37,001,719)
  Purchase of premises, furniture and equipment ....................................               (452,422)               (457,243)
                                                                                               ------------            ------------
    Net cash used by investing activities ..........................................            (10,823,037)            (34,595,667)
                                                                                               ------------            ------------
Cash flows from financing activities
  Issuance of Common Stock, net ....................................................                141,200               2,245,344
  Net (decrease) increase in demand deposits, interest-bearing
    transaction accounts and savings accounts ......................................             (7,601,080)              4,772,076
  Net increase in certificates of deposit and
    other time deposits ............................................................             26,347,259              23,172,677
  Net decrease in advances from Federal Home Loan Bank .............................             (1,000,000)                      -
                                                                                               ------------            ------------
    Net cash provided by financing activities ......................................             17,887,379              30,190,097
                                                                                               ------------            ------------
Net increase (decrease) in cash and cash equivalents ...............................              9,153,013              (2,856,603)
Cash and cash equivalents, beginning of period .....................................             12,035,394              20,967,712
                                                                                               ------------            ------------
Cash and cash equivalents, end of period ...........................................           $ 21,188,407            $ 18,111,109
                                                                                               ============            ============
Cash paid during the period for:
  Income taxes .....................................................................           $    341,597            $    539,485
                                                                                               ============            ============
  Interest .........................................................................           $  5,760,210            $  3,579,795
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2007 and 2006 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Carolina National Corporation's (the "Company") 2006 Annual Report on Form 10-KSB.

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

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                   2007                     2006
                                                                                                   ----                     ----
Net income per share - basic computation:
Net income to common shareholders ............................................               $    1,242,430               $1,518,355
                                                                                             ==============               ==========
Average common shares outstanding - basic ....................................                    2,579,463                2,574,006
                                                                                             ==============               ==========
Basic income per share .......................................................               $          .48               $      .59
                                                                                             ==============               ==========

Net income per share - dilutive computation:
Net income to common shareholders ............................................               $    1,242,430               $1,518,355
                                                                                             ==============               ==========
Average common shares outstanding - dilutive .................................                    2,643,230                2,660,401
                                                                                             ==============               ==========
Diluted income per share .....................................................               $          .47               $      .57
                                                                                             ==============               ==========

                                                                                                         Three Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                   2007                     2006
                                                                                                   ----                     ----
Net income per share - basic computation:
Net income to common shareholders ............................................               $      255,410               $  529,202
                                                                                             ==============               ==========
Average common shares outstanding - basic ....................................                    2,581,253                2,577,303
                                                                                             ==============               ==========
Basic income per share .......................................................               $          .10               $      .21
                                                                                             ==============               ==========

Net income per share - dilutive computation:
Net income to common shareholders ............................................               $      255,410               $  529,202
                                                                                             ==============               ==========
Average common shares outstanding - dilutive .................................                    2,640,770                2,668,988
                                                                                             ==============               ==========
Diluted income per share .....................................................               $          .10               $      .20
                                                                                             ==============               ==========

Options that had a dilutive effect on the earnings per share calculation totaled 294,639 for the nine and three months ending September 30, 2007. A total of 4,630 of the outstanding options were anti-dilutive for the nine month period ending September 30, 2007.

                          CAROLINA NATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stock Compensation Plans and Arrangements
Under the terms of an employment agreement with the Company's Chief Executive Officer (CEO), stock options were granted to him as part of his compensation and benefits package. Under the agreement, the CEO was granted 64,701 stock options on July 15, 2002. These options vest at a rate of 20% per year for five years, beginning with the grant date. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

On April 23, 2003 the Company established the Carolina National Corporation 2003 Stock Option Plan, ("2003 Stock Plan") that provides for the granting of options to purchase up to 129,402 shares of the Company's common stock to directors, officers, or employees of the Company. Additionally, on May 7, 2007 the Company established The Carolina National Corporation Long Term Incentive Plan ("Long Term Plan") that provides for the granting of stock options, stock appreciation rights ("SARS"), restricted stock, performance units, and other stock-based awards covering up to 227,100 shares of the common stock to directors, officers, employees, or consultants of the Company. The per-share exercise price of stock options granted under both plans is the fair market value of the common stock at the time of the grant, and the strike price of freestanding SARs under the Long Term Plan is also the fair market value of the common stock on the date of grant unless provided otherwise by the Compensation Committee. As of September 30, 2007, there were 51,075 shares available for grant under the 2003 Stock Plan and 227,100 shares available for grant under the Long Term Plan. As of September 30, 2007, no shares had been granted under the Long Term Plan.

There were 22,940 options granted during the nine months ended September 30, 2007. These options were awarded to directors in lieu of director fees, at a weighted average price of $16.41. A total of 20,000 of these grants were made on July 1, 2007 with a vesting period of five years, while the remaining 2,940 shares were vested upon their date of grant. There were no options granted during the nine months ended September 30, 2006.

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2007 grants. No options were granted during the first nine months of 2006. A total of 1,105 options were granted on January 22, 2007 with a dividend yield of 0.00%, an expected volatility of 38.66%, a risk-free interest rate of 4.88% and an expected life of 10 years. An additional grant was made on April 1, 2007 for 852 shares, with a dividend yield of 0.00%, an expected volatility of 20.29%, a risk-free interest rate of 5.05%, and an expected life of 10 years. A total of 20,983 shares were granted on July 1, 2007 with a dividend yield of 0.00%, and expected volatility of 21.08%, a risk-free interest rate of 5.00%, and an expected life of 7 years.

The following is a summary of the activity under the 2003 Stock Plan for the three months ending September 30, 2007 and 2006.

                                                                                2007                            2006
                                                                                ----                            ----
                                                                                        Weighted                           Weighted
                                                                                         Average                             Average
                                                                                        Exercise                            Exercise
                                                                       Shares             Price          Shares              Price
Outstanding at beginning of the period .........................       91,731           $   10.60        92,501           $   10.00
Granted ........................................................       20,983               16.26         5,900               18.49
Exercised ......................................................       14,000               10.00             -                   -
Forfeited ......................................................            -                -                -                   -
                                                                       ------           ---------        ------           ---------
Outstanding at the end of the period ...........................       98,714               13.30        98,401               10.51
                                                                       ======           =========        ======           =========

The following is a summary of the activity under the 2003 Stock Plan for the nine months ending September 30, 2007 and 2006.

                                                                                2007                              2006
                                                                                ----                              ----
                                                                                          Weighted                          Weighted
                                                                                           Average                          Average
                                                                                          Exercise                          Exercise
                                                                       Shares              Price         Shares              Price
Outstanding at beginning of the period .........................       94,301           $   10.55        94,501           $   10.00
Granted ........................................................       22,940               16.41         5,900               18.49
Exercised ......................................................       14,120               10.00             -                   -
Forfeited ......................................................        4,407               13.01         2,000               13.50
                                                                       ------           ---------        ------           ---------
Outstanding at the end of the period ...........................       98,714               11.85        98,401               10.44
                                                                       ======           =========        ======           =========

                          CAROLINA NATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The organizers and Directors of the Company received an aggregate total of 200,555 stock warrants, or two stock warrants for each three shares of the Company's common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company's common stock for $10.00. As of September 30, 2006, all warrants were fully vested. All unexercised warrants will expire on July 15, 2012.

During the nine months ending September 30, 2007, no warrants were exercised. There were no warrants exercised during the nine months ending September 30, 2006. No warrants were granted or forfeited in either year. There were 200,555 warrants outstanding at September 30, 2007.

Note 6 - Merger with First Bancshares, Inc.

On August 26, 2007, Carolina National Corporation (the "Company") and First National Bancshares, Inc. ("First National") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into First National, with First National as the surviving entity, in a cash and stock transaction valued at approximately $59.3 million. Under the terms of the Merger Agreement, shareholders of the Company will receive for each share common stock owned one of the following: (i) 1.4678 shares of First National common stock, (ii) $21.65 in cash, or (iii) a combination of both cash and shares of First National common stock. In total, 70% of Carolina National's outstanding shares of common stock will be exchanged for shares of First National common stock and 30% of Carolina National's outstanding shares of common stock will be exchanged for cash. The merger is currently expected to be completed in the first quarter of calendar 2008, pending receipt of the approvals of the shareholders of each company and regulatory approvals. The Merger Agreement also provides that the Company must pay to First National a cash fee of $500,000 if the Merger Agreement is terminated under certain conditions.

In connection with the Merger Agreement, the Company engaged the services of an Investment Banking Firm. The terms of the engagement with the Investment Bankers called for the payment of an advisory fee upon signing the engagement, the payment of an additional fee upon the delivery of a fairness opinion, and for a fee to be paid to the Investment Banking Firm by the Company based on the total purchase price of the transaction if, in fact, an acquisition did occur. The advisory fee was paid in May 2007, and the fairness opinion fee was paid in August 2007. Both are included in other operating expense. Currently the acquisition by First National Bancshares, Inc. is anticipated to be consummated during the first quarter of 2008. It the transaction does occur, the Company will be obligated to pay an additional fee to the Investment Banking firm of approximately $764,500 for the services provided.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2007, net interest income, the major component of the Bank's net income was $6,409,816 as compared to $5,848,862 for the same period in 2006. For the three months ended September 30, 2007, net interest income was $2,117,889 compared to $2,062,062 for the same period in 2006. For the nine months ended September 30, 2007, interest income from loans, including fees, was $11,674,660, compared to $9,098,827 for the same period in 2006. For the three months ended September 30, 2007, interest income from loans, including fees, was $3,963,237, compared to $3,354,665 for the same period in 2006. These increases in net interest income and interest income from loans and fees were primarily due to a 16.2% growth in loans outstanding since September 30, 2006.

                          CAROLINA NATIONAL CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Interest expense for the nine months ended September 30, 2007 was $5,896,731, compared to $3,815,970 for the same period in 2006. Interest expense for the three months ended September 30, 2007 was $2,107,873, compared to $1,491,101 for the same period in 2006. Interest expense for the nine month and three month periods in 2007 increased over the same periods in the prior year due to the need to support our loan growth with higher priced certificates of deposits as other deposits decreased approximately $7,601,079 during the first nine months and $1,036,146 during the third quarter of 2007. The reduction in those deposits during the first nine months was largely due to the transfer of money market deposits to certificates of deposits, as well as increased competition in our market for money market deposits from new entrants into our market place. The reduction in such deposits during the third quarter of 2007 was mostly due to loss of deposits held in for short term purposes in escrow accounts.

The average rate realized on interest-earning assets was 7.67% and 7.41%, respectively, for the nine month periods ended September 30, 2007 and 2006. The average rate paid on interest-bearing liabilities was 4.68% and 3.84%, respectively, for the nine month periods ended September 30, 2007 and 2006. For the three month periods ended September 30, 2007 and 2006, the average rate realized on interest-earning assets was 7.53% and 7.57%, respectively and the average rate paid on interest-bearing liabilities was 4.73% and 4.14%, respectively. The improvement in the rate realized on earning assets for the nine month period of 2007 was primarily the result of increases in the Bank's prime lending rate as a result of the changes in the federal funds rate due to stepped increases in the rate by the Federal Reserve Board during 2006 and the first two quarters of 2007. The September 18, 2007 decrease in the federal funds rate had little effect because it occurred near the end of the period. The rate realized on earning assets for the third quarter of 2007, compared to the same period of 2006 was basically flat. The increase in rates paid on interest bearing deposits during the first nine months and third quarter of 2007 over 2006 is primarily due to the need to support asset growth during the period with higher priced certificates of deposits.

The net interest spread and net interest margin were 2.99% and 4.00%, respectively, for the nine month period ended September 30, 2007. The net interest spread and net interest margin were 3.57% and 4.48%, respectively, for the nine month period ended September 30, 2006. For the three month periods ended September 30, 2007 and 2006, the net interest spread was 2.79% and 3.43%, respectively. For the three month periods ended September 30, 2007 and 2006, the net interest margin was 3.77% and 4.39%, respectively. The decrease both the interest spread and the net interest margin for the first nine months and third quarter of 2007 as compared with the same periods in 2006 was principally due to the need to support asset growth during the period with higher priced certificates of deposits. Management continues to focus its efforts on the attraction of cheaper transaction deposits to support its current asset base and future growth.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the estimated losses in the current loan portfolio. Loans that are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. For the nine months ended September 30, 2007 and 2006, the provision was $209,414 and $339,723, respectively. For the three months ended September 30, 2007 and 2006, the provision for loans losses was $117,900 and $88,700, respectively. The allowance for loan losses represents 1.27% and 1.26% of gross loans at September 30, 2007 and 2006, respectively.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Management continuously reviews the loan portfolio and grades the portfolio based on the Company's historical experience and underwriting standards. Management has changed its allocation process to provide for specifically identified loans, or homogeneous loan categories. As a result, the provision expense for the first nine months of 2007 reflects this change. However, management is aware that there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income

Noninterest income for the nine month periods ended September
30, 2007 and 2006 was $284,059 and $299,858, respectively. Of this total, $195,727 and $162,569, respectfully, was generated from service charges on deposit accounts, which includes NSF fees. Residential mortgage origination fees totaled $16,905 and $73,303 for the nine months ended September 30, 2007 and 2006, respectively. The increase in service charges was the result of an increase in the number of transaction deposit accounts between the two periods. For the quarters ended September 30, 2007 and 2006, noninterest income was $101,060 and $92,951, respectively. Of this total, $69,547 and $52,649, respectfully, was generated from service charges on deposit accounts, and $6,092 and $19,180, respectively, was generated from residential mortgage origination fees. The increase in service charges for the first nine months and third quarter of 2007 over 2006 is primarily the result of improved earnings on deposit services due to management's emphasis on the attraction of transaction deposit products during both periods. The decline in earnings related to residential mortgage origination fees for both the first nine months and the three months ending September 30, 2007 from the same period last year was primarly due the change in demand for both the national and local markets for residential home sales.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 and 2006 was $4,538,874 and $3,460,965, respectively. This represents an increase of $1,077,910, or 31.1% over the comparable period of 2006. Salaries and employee benefits, increased from $1,756,661 for the nine months ended September 30, 2006 to $2,115,590 for the nine months ended September 30, 2007. This increase is mostly attributable to the hiring of additional staff to strengthen the infrastructure of the bank and to meet the growing needs of the bank, as well as, the hiring of staff to support the opening of a new full service branch during the fourth quarter of 2006.

Net occupancy expense for both the nine month period and three month period ended September 30, 2007 was $657,489 as compared to $452,421 and $226,506 as compared to $156,345 for the same periods a year earlier. The increase in occupancy expense for the both periods reported for 2007 over the same periods of 2006 is principally due to the opening of a new full service branch during the fourth quarter of 2006 and the relocation of the operations department during the second quarter of 2007.

For the quarter ended September 30, 2007, noninterest expense was $1,703,950, as compared to $1,211,659 for the same period in 2006. Increased salaries and benefits, and other operating expenses were the largest noninterest expenses during the quarter ending September 30 2007, as salaries and benefits increased by $134,023 for the third quarter of 2007 over the same period reported in 2006 due to additional staffing for the full service branch which opened during the fourth quarter of 2006 and additional staff hired to strengthen the bank's infrastructure.

Total other operating expenses increased by $513,913 for the first nine months and $288,107 during the third quarter of 2007 over the same two periods in 2006. The increase in other operating expenses for the first nine months of 2007 was largely due to operating and data processing expenses to support the branch location opened in the fourth quarter of 2006 and expenses related to the pending merger with First National Bancshares, Inc., (First National). The increase in other operating expenses for the third quarter of 2007 over the same period in 2006 was almost entirely related to costs associated with the pending merger with First National.

Income Taxes

An income tax expense of $703,155 and $141,689 was recorded for the nine and three month periods ending September 30, 2007, respectively. This compares to an income tax expense of $829,677 and $325,452 for the nine and three month periods in 2006. This represents an effective tax rate of 36.1% and 35.3% for the nine month periods ending September 30, 2007 and 2006, respectively.

Net Income

The combination of the above factors resulted in a net income of $1,242,430 for the nine months ended September 30, 2007 as compared to net income of $1,518,355 for the same period in 2006. The decline in net income for the nine months ended September 30, 2007 is primarily the result of additional expenses to support the new full service branch opened during the fourth quarter of 2006, increased expenses to strengthen the bank's infrastructure and nonrecurring expenses related to the pending merger with First National. The net income before taxes of $1,945,587 was offset by an income tax expense of $703,155 for the nine months ended September 30, 2007. The net income before taxes of $2,348,032 was offset by an income tax expense of $829,677 for the nine months ended September 30, 2006. For the same reasons the net income for the three months ended September 30, 2007 was $255,410, as compared to a net income of $529,202 for the same period in 2006.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

Financial Condition

Assets and Liabilities

During the first nine months of 2007, total assets increased $19,114,275, or 9.1%, when compared to December 31, 2006. Federal funds sold increased to $17,690,000 at September 30, 2007 as total deposits grew by $18,746,180 during the period to support loan growth and to increase the bank's liquidity position. Total loans increased $9,688,100, or 5.0%, during the first nine months of 2007. As previously mentioned, total deposits increased by $18,746,180, or 10.7% from the December 31, 2006 amount of $175,582,183. Time deposits increased $26,347,259, or 23.4%, during the first nine months of 2007. Savings and money market deposits decreased by 21.0% during the reporting period, while total transaction deposits decreased by 1.0%.


Loans

The bank experienced modest loan growth during the first nine months of 2007 as we continued to work to establish our presence in the marketplace. Gross loans, net of unearned income, increased $9,688,100, or 5.0%, during the period. As shown below, the largest category of the loan portfolio was construction loans, which increased 21.7%, or $9,686,987 from December 31, 2006 to September 30, 2007. Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006 are as follows:

                                                                                           September 30,                December 31,
                                                                                                2007                      2006
                                                                                                ----                      ----
Mortgage loans on real estate:
       Residential 1-4 Family ............................................                 $ 22,682,575                 $ 24,574,431
       Multifamily .......................................................                      565,418                      937,203
       Commercial ........................................................                   78,727,416                   73,015,515
       Construction ......................................................                   54,395,650                   44,708,663
       Second Mortgage loans .............................................                    1,749,276                    1,498,413
       Equity Lines of Credit ............................................                   27,222,724                   27,429,465
                                                                                           ------------                 ------------
                                                                                            185,343,059                  172,163,690
Commercial and industrial ................................................                   16,611,553                   20,363,359
Consumer .................................................................                    2,518,212                    2,257,674
                                                                                           ------------                 ------------
Total loans, net of unearned income ......................................                 $204,472,824                 $194,784,723
                                                                                           ============                 ============

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2007, the bank had four criticized loans totaling $1,394,325 and sixteen classified loans totaling $4,327,928. As of December 31, 2006, the bank had three criticized loans totaling $1,592,879 and eight classified loans totaling $653,313. Of the classified loans for September 30, 2007, fourteen loans totaling $2,956,049 were on nonaccrual status, and at December 31, 2006 all eight classified loans were on nonaccrual status. Had the fourteen loans in nonaccrual status as of September 30, 2007 remained on accrual status, the bank would have recognized an additional $55,114 in interest income for the period. The fourteen loans in nonaccrual status as of September 30, 2007 are collateralized with real estate and, accordingly, the bank expects to recover most of the principal balances of those loans. As of September 30, 2007 the bank had no loans 90 days, or more past due and accruing interest. At December 31, 2006 the bank had one loan 90 days, or more past due in the amount of $425,000 and accruing interest. This loan was brought current during the first quarter of 2007.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Allowance for Loan Losses

Activity in the Allowance for Loan Losses for the nine months ended September 30, 2007 and 2006 is as follows:

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                        -------------
                                                                                                  2007                  2006
                                                                                                  ----                  ----
Balance, January 1, ..............................................................          $   2,434,900            $   1,882,099
Provision for loan losses for the period .........................................                209,414                  339,723
Net loans charged-off for the period .............................................                (51,214)                  (2,222)
                                                                                            -------------            -------------
Balance, end of period ...........................................................          $   2,593,100            $   2,219,600
                                                                                            =============            =============
Gross loans outstanding, end of period ...........................................          $ 204,472,824            $ 176,151,799
Allowance for loan losses to loans outstanding, end of period ....................                   1.27%                    1.26%

Deposits

For the nine months ended September 30, 2007, total deposits increased by $18,746,180, or 10.7%, from December 31, 2006. The largest increase was in time deposits, which increased $26,347,259, or 23.4%, from December 31, 2006 to the nine months ended September 30, 2007. This increase was attributable to the need to acquire funds to support the loan growth experienced during the period, improve the bank's liquidity position and offset the decrease in transaction deposit balances during the period. Expressed in percentages, noninterest-bearing deposits increased 5.5% , while all other interest-bearing deposits , excluding certificate of deposits, decreased by 18.9%. For the nine months ended September 30, 2007, brokered deposits totaled $53,139,000 which represents a 16.9% increase over the December 31, 2006 brokered deposit total of $45,446,000. As of September 30, 2007 the scheduled maturity of brokered CD's was approximately $9,099,000 maturing in 2007, $40,186,000 maturing in 2008, and $3,854,000 in 2009.

Balances within the major deposit categories as of September 30, 2007 and December 31, 2006 are as follows:

                                                                                           September 30,                December 31,
                                                                                               2007                         2006
                                                                                               ----                         ----
Noninterest-bearing demand deposits ......................................                 $ 18,643,769                 $ 17,666,870
Interest-bearing demand deposits .........................................                    9,055,180                   10,307,063
Savings and money market .................................................                   27,645,739                   34,971,834
Time deposits $100,000 and over ..........................................                   80,160,409                   65,233,757
Other time deposits ......................................................                   58,823,266                   47,402,659
                                                                                           ------------                 ------------
                                                                                           $194,328,363                 $175,582,183
                                                                                           ============                 ============

Time deposits of $100,000 and over included brokered deposits of $53,139,000 as of September 30, 2007, and $45,446,000 as of December 31, 2006.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through its operations, the bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the bank's customers at predetermined interest rates for a specified period of time. At September 30, 2007, the bank had issued commitments to extend credit of $40,648,367 and standby letters of credit of $2,910,131 through various types of commercial lending arrangements. Approximately $38,192,083, or 87.7% of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

                                                      After One      After Three
                                       Within          Through          Through          Within         Greater
                                         One            Three           Twelve             One            Than
                                        Month           Months           Months           Year           One Year          Total
                                        -----           ------           ------           ----           --------          -----
Unused commitments
  to extend credit ...........      $   449,018      $   696,750      $13,999,530      $15,145,298      $25,503,069      $40,648,367
Standby letters ..............                -            2,500        2,907,631        2,910,131                -        2,910,131
  of credit
                                    -----------      -----------      -----------      -----------      -----------      -----------
  Totals .....................      $   449,018      $   699,250      $16,907,161      $18,055,429      $25,503,069      $43,558,498
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

We meet our liquidity needs by structuring aggregate maturity terms of loans and investments to coincide with aggregate maturity terms of funding sources while maintaining sufficient excess funds for unplanned contingencies. One measure of liquidity is the loan-to-total borrowed funds (which includes deposits) ratio, which was at 105.2% at September 30, 2007 and 110.3% at December 31, 2006.

Federal Funds sold which totaled $17,690,000 at September 30, 2007, are a ready source of liquidity. We also have a short term line of credit available with a correspondent bank to purchase federal funds for periods from one to fourteen days. At September 30, 2007, the above unused federal funds borrowing line of credit totaled $6,200,000. We also have a line of credit to borrow funds from the Federal Home Loan Bank of Atlanta up to 10% of the Bank's total assets reported at the end of each previous quarter, which gave us the ability to borrow up to $22,566,657 at September 30, 2007. At September 30, 2007, no funds were borrowed from the Federal Home Loan Bank line. We also have a line of credit to borrow funds from Chase Bank up to $10,000,000. As of September 30, 2007, no funds had been drawn on the Chase Bank line.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

Capital Resources

Total shareholders' equity increased from $30,592,975 at December 31, 2006 to $32,029,352 at September 30, 2007. The increase is due to stock-based compensation of $52,748, the exercise of stock options of $141,200 and net income for the period of $1,242,430.

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


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of September 30, 2007, the Company exceeded the adequately capitalized requirement of the Federal Reserve, and the bank exceeded the well capitalized and adequately capitalized requirement of the FDIC as shown in the following table.

                                                                                        Capital Ratios
                                                                                        --------------
                                                                                     Adequately Capitalized      Well Capitalized
(Dollars in thousands)                                              Actual                Requirement                Requirement
                                                                    ------                -----------                -----------
                                                             Amount        Ratio      Amount         Ratio       Amount       Ratio
                                                             ------        -----      ------         -----       ------       -----
The Bank
  Total capital (to risk-weighted assets) ..............    $31,462        14.98%     $16,801        8.00%       $21,001     10.00%
  Tier 1 capital (to risk-weighted assets) .............     28,869        13.75%       7,986        4.00%        12,186      6.00%
  Tier 1 capital (to average assets) ...................     28,869        13.15%       8,365        4.00%        10,559      5.00%
The Company
  Total capital (to risk-weighted assets) ..............    $34,208        16.28%     $16,809        8.00%       $   N/A        N/A
  Tier 1 capital (to risk-weighted assets) .............     31,615        15.05%       7,990        4.00%           N/A        N/A
  Tier 1 capital (to average assets) ...................     31,615        14.40%       8,365        4.00%           N/A        N/A

We have a credit facility with Chase Bank which will allow us to borrow up to $10 million, subject to a number of conditions, which we could use to increase the total regulatory capital of the Bank up to 50% of Tier 1 capital. At September 30, 2007, we did not have any monies borrowed on this line of credit.

                          CAROLINA NATIONAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by approximately $43 million, or 18.9%. This liability-sensitive position is largely attributable to fixed rate loans being funded by short term liabilities. Management has implemented a new calling program to gather core deposits as a strategy to lengthen the average terms of liabilities.

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

                          CAROLINA NATIONAL CORPORATION

PART II - OTHER INFORMATION



Item 6.  Exhibits

     Exhibits:

     Exhibit 10.1 - Agreement and Plan of Merger by and between First National Bancshares, Inc., and Carolina National Corporation dated as of August 26, 2007. (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed on August 28, 2007 by First National Bancshares, Inc., SEC Accession No. 000114204-07-046755.)

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



                                        By: s/Roger B. Whaley
                                            ------------------------------------
                                            Roger B. Whaley
Date:    November 13, 2007                  President & Chief Executive Officer



                                        By: s/Harry R. Brown
                                            ------------------------------------
                                            Harry R. Brown
Date:    November 13, 2007                  Chief Financial Officer

                          CAROLINA NATIONAL CORPORATION


EXHIBIT INDEX

10.1 Agreement and Plan of Merger by and between First National Bancshares, Inc., and Carolina National Corporation dated as of August 26, 2007. (Incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed on August 28, 2007 by First National Bancshares, Inc., SEC Accession No. 000114204-07-046755.)

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